Form 10KSB
period 2002-12-31
LEXINGTON BARRON TECHNOLOGIES INC
filed 2003-05-01
CIK 1168932

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

                                   (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number: 333-68570


                       LEXINGTON BARRON TECHNOLOGIES, INC.
---------------------------------------------------------------------
                     (Name of small business issuer in its charter)

       Colorado                            84-1557072
---------------------------------    -------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                        102 South Tejon Street, Suite 1100
---------------------------------------------------------------------
                     (Address of principal executive offices)

                               (719) 351-7910
---------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
--------------------------------------------------------
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended December 31, 2002 were $24,450.

As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on an assumed price of $0.10 per share held by non-affiliates on December 12, 2002) was $181,600.

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of April 21, 2003 was 7,051,025.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

GENERAL

Our Background.

Lexington Barron Technologies, Inc. was incorporated on
August 23, 2000 in Colorado and is authorized to issue
20,000,000 shares of common stock and 5,000,000 shares of preferred stock.

In September 2000, we attended a venture capital conference in Denver, Colorado where we met several consultants that shared our vision of working with start-up companies and small businesses. By January 2001, our management team had put in place a network of business consulting professionals that ranged in expertise from technical consulting to financial consulting to legal and accounting services.

In April 2001, we purchased from Graciela Ballesteros De Colomer, an international business consultant, her proprietary knowledge of business consulting models and client acquisition methodologies; contacts of start-up businesses currently seeking management, start-up or business consulting services; and network of business professionals containing over 300 viable and established contacts. The purchase was made using stock-based compensation, wherein Ms. De Colomer received 1,250,000 shares of our Common Stock that we valued at $0.02 for the transaction. We finished updating the information and verifying addresses and
phone numbers in September of 2001.   The negotiations with Ms.
De Colomer were done at arms-length and there were no special considerations given to the transaction. The acquisition did not add any liabilities to the company. On the transaction date, our common stock had no reliable market value and we valued the shares issued by the value of the marketing expenditure at $.02 per share. As a result, we recognized a stock-based compensation expense totaling $25,000.

In November 2001, we started a small test customer acquisition campaign that targeted 20 potential small businesses in Colorado and California. In December 2001, we signed a consulting agreement with our first customer, Aspin Incorporated, for $3,000 to assist them with financial planning. This project resulted in $4,000 of revenues, of which $2,000 was received on February 26, 2002 and the remaining $2,000 was received on April 8, 2002. The payments were for service obligations that included assisting Aspin to develop a long-term capital plan that meets revenue and expense expectations, strategic planning and the development of pro forma statements that can be utilized to present to strategic partners, suppliers or lenders. The agreement was for a minimum of two months and if terminated during those two months required Aspin to pay a minimum retainer equal to one-fourth (1/4) of the total contract. The only ongoing conditions or covenants that existed were that the agreement could be renewed with consent from both parties and that the cost of the services could increase if approved by Aspin. There was a termination provision that allowed either party to terminate the agreement with 30 days prior written notice.

We have an affiliate relationship with Aspin Incorporated, a customer that paid us $4,000 for financial planning, strategic planning and financial analysis services. Charles Fishel, a director for Aspin Incorporated, purchased 50,000 shares in our Regulation D private offering at a price of $0.04 per share. Mr. Fishel was largely responsible for Lexington Barron securing the contract with Aspin Incorporated.

In February 2002, we signed two more customer agreements one with Energy Alert, Inc. for $3,000 and the other with Aurel Corporation for $2,500. We received payment for both contracts in April 2002. In April 2002, Energy Alert asked us to perform some strategy consulting and corporate structuring, which resulted in $8,000 in additional revenue which we received on May 9, 2002. In May 2002, we signed a customer agreement with ConservE Inc. for $5,750 and received payment in June 2002.

Lexington Barron's obligations in its customer agreement with Energy Alert were to perform corporate structuring and business planning services for which it would be paid $3,000. These services included helping the company to structure itself optimally so that workflow is maximized and shareholder value is optimized. Lexington Barron was also obligated to perform a feasibility study of the company's business model and product offering and to then work with the company to develop the most appropriate business strategy and road map for the company to follow. The agreement was for a minimum of two months and if terminated during those two months required Aurel to pay a minimum retainer equal to one-fourth (1/4) of the total contract. The only ongoing conditions or covenants that existed were that the agreement could be renewed with consent from both parties and that the cost of the services could increase if approved by Energy Alert. There was a termination provision that allowed either party to terminate the agreement with 30 days prior written notice. In April 2002, Energy Alert asked us to perform some strategy consulting and financial planning as additional services, which resulted in $8,000 in additional revenue, which was received on May 9, 2002. The same provisions from the first agreement were utilized in this second agreement.

Lexington Barron's obligations in its customer agreement with Aurel Corporation were to perform corporate structuring and business planning services for which it would be paid $2,500. These services included helping the company to structure itself so that economies of scale are optimized and costs reduced. Lexington Barron also was obligated to perform a feasibility study of the company's business model and product offering and to then work with the company to develop the most appropriate business strategy and sales channels to pursue. The agreement was for a minimum of two months and if terminated during those two months required Aurel to pay a minimum retainer equal to one-fourth (1/4) of the total contract. The only ongoing conditions or covenants that existed were that the agreement could be renewed with consent from both parties and that the cost of the services could increase if approved by Aurel. There was a termination provision that allowed either party to terminate the agreement with 30 days prior written notice.

In May 2002, we signed a customer agreement with ConservE
Inc. for $5,750 and received payment in June 2002. Lexington Barron's obligations in its customer agreement with ConservE Inc. were to develop a long-term capital plan that meets revenue and expense expectations, conduct a strategic assessment and provide a strategic plan, and develop pro forma statements that could be utilized to present to strategic partners, suppliers or lenders. The agreement was for a minimum of two months and if terminated during those two months required ConservE Inc. to pay a minimum retainer equal to one-fourth (1/4) of the total contract. The only ongoing conditions or covenants that existed were that the agreement could be renewed with consent from both parties and that the cost of the services could increase if approved by ConservE Inc.. There was a termination provision that allowed either party to terminate the agreement with 30 days prior written notice.


In March 2001, we issued 750,000 shares of our common stock in exchange for financial consulting services valued at $15,000. On the transaction date, our common stock had no reliable market value. The shares issued were valued by the amount of services provided at $.02 per share. As a result, we recognized a stock-based compensation expense totaling $15,000 in connection with this agreement.

In March 2001, we issued 625,000 shares of our common stock in exchange for systems and software consulting services valued at $12,500. On the transaction date, our common stock had no reliable market value. The shares issued were valued by the amount of services provided at $.02 per share. As a result, we recognized a stock-based compensation expense totaling $12,500 in connection with this agreement.


Background

	The recent significant increase in technology start-up companies and in-home businesses has created a substantial demand for micro-level management consulting particularly in the United States. With the increase in such issues as deregulation, privatization and market complexities, the consulting industry has experienced a boom since 1997. In addition, companies are finding new ways to define and combine jobs as well as cut costs by outsourcing to consulting
companies.   However, because many of the well-established
consulting firms tend to deal with large organizations, a gap in services is evident at the start-up level. This gap has in turn created a demand for management consulting service for start-up companies and smaller businesses. We were founded to address the specific needs of smaller companies and startup organizations by providing a broad range of consulting and advisory services, ranging from market research and analysis to business plan and systems development to financial consulting.

The Facets of Service

Market Research and Analysis

	We provide market research and analysis services for start-up firms. These services serve as an entry point for clients, where we can deliver an easy to understand view of the marketplace as well as key customer segments specific to the client's desired characteristics. Additionally, this point of entry enables us to have a screening process whereby we can thoroughly analyze the client to determine if it is a viable candidate that warrants further involvement. Furthermore, the process is at least a break-even mechanism, as we generate revenues from our services even in cases that we determine do not merit further participation.

	Upon analysis, we provide feedback to the client in the form of a report, a formal presentation, and/or a one-to-one consultation, depending on the client's needs. We are able to provide our clients with quality data, useful interpretations of that data, and focused strategies based upon the results of that data. Our expertise enables clients to outsource this critical business function and receive results in a timely manner, saving the client time and money.

Examples of this type of research and analysis include the following:

-       Analysis of capital markets
-       International market entry strategy
-       Capital budgeting
-       Taxation planning
-       Corporate structuring
-       Management of information systems
-       Strategic and financial planning


Business Plan Development

	Business plan development requires significantly more input and cooperation from the client for the purpose of producing the most accurate and useful business plan for their organization. This service provides not only market research and analysis, but also economic analysis and preliminary rounds of company valuation. The output of this process is a 360-degree analysis of the company that results in an operational framework, 3 to 5 year strategy and projected timeline, which all together provide the client with an outline of the procedural aspects of starting and growing the business. More importantly, at the end of this stage, the client not only has a focused and specific plan but a selling piece that it can utilize to attract investors or communicate its goal.

	In this business plan development process, we typically cover product design, sales and marketing strategies and systems, financial analysis and projections, logistics, and a plan of operation that is ready for implementation. Through this intense process, we are usually able to identify any key resources and competitive or sustainable advantages of the organization. Most importantly, we then provide a recommended method of how to best leverage those critical success factors, a component that most start-up companies and small businesses overlook.

	In addition to the services mentioned above, the following provide a sampling of topics that we often address when we conduct business plan development services:

-       Economic analysis of industry and market
- Development of strategic plans, acquisition plans, and industry forecasts
- Cost/benefit analyses with regard to investment, financing, and dividend decisions
- Investment performance, rate of return analysis and diversion of corporate assets
- Market risk analysis which includes events such as the effects of government regulation, governmental expropriation, competitor transactions, or technology change
- Intercompany and intracompany transfer pricing for tangible and intangible assets
- Royalty rate and licensing analysis of intangible assets and intellectual properties
- Remaining useful life analysis for tangible and intangible assets
- Development of merger acquisition strategies and criteria
- Identification and assessment of merger acquisition candidates
-       Due diligence analysis of individual targets
- Financing - debt versus equity and an appropriate capital structure
-       Negotiation of deal pricing, terms, and conditions
-       Deal structuring and securities design
-       Structuring equity allocation
- Structuring transactions to comply with IRS or other regulatory authorities
-       Refinancing and restructuring of current debt
-       Valuation of stock options, warrants, and grants


Systems Development and Organizational Growth

	Systems development is the most complex and demanding service we offer. This service is designed to be a fix-it approach to a start-up that already has a business plan
developed.   Typically, small businesses or start-ups reach a
point we call "the leap of faith period", where the business has shown that its product or service has generated interest and that its business model is viable. To grow beyond this point, however, often requires additional financing or an assessment of the systems that are in place. In most cases, businesses that are at this point are unable to obtain this on their own. It is at this point that businesses come to us to obtain analysis of their operational systems and their plan for growth.

	We conduct an internal analysis of the current system or systems that are at capacity or are not performing to the desired level. This process requires a significant amount of interaction between the start-up client and our agent in order to understand the business, identify the current systems and why they are being used. As a result, we expect to generate the most revenue under this category of service.

	An analysis of the systems and the strategies surrounding those systems is then done in order to measure performance quality and strategic accuracy. We refer to this process as "corporate chiropractic servicing", where we check to see what systems and strategies are out of alignment. At this point, we also examine the client's benchmarks to ensure that the client has established appropriate performance measurement criteria and goals. An adjustment or replacement of appropriate systems and strategies is then developed in order to "realign" the client's objectives and performance.

	Once the client has had a full analysis of its systems and strategies, alternatives for growth can then be examined. We then walk the client through the most viable alternatives, and together, develop a recommended action plan that can be supported by our resources, capabilities and identified strategic partnerships. Continuous communication with the client helps to facilitate this process, and upon completion, the client has a viable action plan that is customized to the client's specific needs and market conditions.

Market Segmentation and Sales Strategy

        The small business and start-up consulting market can be divided into three distinct categories of customers:

        Entrepreneurs with an idea and no business Start-ups in need of assistance with corporate structuring and launching the business Young businesses that require assistance to reach the next level

        The first two categories rarely receive consulting services from firms because few have the capital to pay for consulting services and they also tend to be very risky projects. The third category may receive consulting services, but few companies target this segment. Because we have a low cost structure, we can target businesses in the second and third segments, and will focus primarily on businesses that fall within the third category.

        Our founders have significant contacts in Colorado Springs and Denver, where we will initially focus our efforts. Our President and Vice President of Marketing will be responsible for direct consultative selling to potential clients. We are positioned to receive multiple referrals from accountants, business lawyers and small business incubators. Additionally, although we do not have one as of yet, we intend to develop and utilize a website as a resource page for start-up companies and small businesses to generate both name brand recognition and credibility.
Potential clients will able to "interview" us via our website, as well as review case studies of our successes.

        Our understanding of small business challenges and the dynamics of growing a start-up comes from management's experience in the banking, accounting and consulting industries.

Promotion Strategy

	The Promotion Strategy will focus on identifying the types of interface opportunities that are available to reach start-up entrepreneurs in order to deliver our message. We believe entrepreneurs and small businesses will respond to the message:

        "You don't have to have all the capabilities yourself. You can rent them!"

	We will advertise in specialized trade magazines including printed matter as well as websites dedicated to relevant content. The strategy is to point the digital promotion strategy towards start-ups seeking information on how to build a company. This is a quality approach to promotion rather than the more traditional large-scale approach. The advertising will provide a link to future website where the prospect can review our qualifications, our case study/success page, and register to be interviewed for a consultation. For clients that are further along in the process and or long time business partners, the website will provide secure access to business information specific to the start-up industry and will serve as a small business forum.

	We will focus our business development, sales and marketing efforts on clients who have solid management teams, products that are appropriate to market conditions, and viable business models. Within the framework of establishing a geographically concentrated client base, the following strategy will be undertaken utilizing a portion of the proceeds from this offering:

        Develop and implement a direct mail campaign targeting small business owners and entrepreneurs as part of an overall sales plan

        Develop a website capable of demonstrating our services and stimulating qualified sales leads

        Utilize promotional activities such as press releases, case histories and articles in relevant trade publications.

        Attend trade shows, seminars and conferences to present our services

        Place advertisements in journals to develop brand awareness

Pricing

	Our pricing schedule is a simple model based on the anticipated number of hours required to deliver the desired service and the complexity of the required resource. The cost of the job will vary from client to client and will also depend on the cost of the resources required to produce the final deliverable. For example, we expect to have the following price schedule:

Description of Service             Fees (per hour)
Market research                         $60.00
Business plan development               $75.00
Strategy development                    $100.00
Financial modeling and forecasting	$125.00
Pre-IPO and IPO consulting              $150.00 and higher

	In cases we deem appropriate, we will accept equity stakes in the client as a form of payment for services rendered. This is an extremely important area of leverage for us because it provides the opportunity for the client to still be serviced despite any cash flow problems at the time of negotiation or payment. An equity stake in the start-up also buttresses the notion of the dedicated best effort we will deliver to the client. From the opposite perspective, this channel of payment creates the opportunity for us to grow much more quickly because of ownership stakes in multiple start-ups.

	A second source of revenue is the residual Networkers fee. This is an opportunity for the client to join the community of start-ups and other businesses in a network format to be continued on an annual fee basis. The annual fee will depend on the size of the member, and will be reviewed annually.
Initially the fee will not be considered a significant source of revenue. As our client base grows, however, annual fees could represent a significant portion of revenues. The average annual fee is estimated to be $350 year. The benefits to the members are that they have immediate access to follow-up service with us for quick questions and answers. Secondly, the Networkers community provides ample opportunity for former clients and other members to develop business relationships for future growth in their respective businesses, thus fostering a forum for entrepreneurs and start-ups.

Customers

	The primary customer base will be start-up companies and small businesses that need assistance with the development and management of their growth. While this will be our focus, we expect to secure contracts with some small to medium sized enterprises. Management believes that it can obtain 5 main clients in its first year, 8 clients in its second year and 12 clients in its third year. The Networkers members will be considered key customers of the past and a source of future business as well.

Competitive Environment

	During the late 1980's and throughout the 1990's, the consulting industry exploded as technology advances and a changing global market created demand for qualified business advice. With companies turning to consulting firms in unprecedented numbers, the consulting industry became intensely competitive as the market became flooded with consulting firms. The high demand coupled with the need for fast solutions resulted in a proliferation of cookie-cutter style consulting solutions. In fact, through the use of strategic alliances with high-technology giants such as IBM, SAP, Oracle, HP, and Cisco Systems, many consulting companies essentially became sales networks for high-technology solutions.

	In the last couple of years, the industry has seen a resurgence of consulting firms that are branding them as "fresh" and "innovative", in a backlash against the cookie-cutter style consulting solutions. The industry is now recognizing that the explosion of consultants has left an unserved market, primarily start-ups and small businesses that were overlooked in the rush to secure large accounts with multi-million dollar corporations.

	Venture capital firms are the main ones that have traditionally served start-ups and small businesses with consulting services. We believe that the main competitive threat for our niche market of consulting for start-up companies is the venture capital community. Due to its primary role of financing start-up operations, venture capitalists have had to provide consulting services in order to strengthen their client's prospects.

	However, most venture capitalists are reluctant to offer consulting services to companies they do not envision financing. Therefore, the pool of businesses receiving consulting services from venture capitalists is very small. Nevertheless, venture capitalists overlap significantly with us with regard to target market and services provided.

	As of 1998 there were over 44,900 consulting service firms in the United States. The domestic market has seen a shift in this service to a technology based and strategic focused approach to consulting and the firms are concentrating on the entire business process. Today, technology planning, strategic services and enterprise consulting represent 35 percent, 20 percent and 15 percent respectively of the worldwide consulting
spending.   Currently there are six dominant Management
Consulting Companies in the US and hundreds of smaller ones. The continuous advancements in technology and the individual needs of companies will shape the ways in which consultants serve their clients throughout the next decade.

	There are a plethora of companies providing business plan consulting services for start-ups with the main objective being attracting investors. Most small business sites are non-profit organizations that provide entrepreneurs and small businesses with links and resources. Following these links leads to few companies that actually focus on serving all needs of start-ups and small businesses.

        Management does not believe that it has a sustainable competitive advantage as the qualities that make Lexington Barron a unique consulting firm could be duplicated. However, management does believe it is able to differentiate itself because of the network of professionals upon which it can draw to service a project. We believe that many consulting firms specialize too narrowly, which makes it difficult for small businesses to employ consulting firms because it is costly to have several firms provide guidance across a spectrum of needs. We believe, however, that small business will find our approach appealing because they will have access to consulting expertise in many areas within just one firm.

	We have identified three main significant competitors in our targeted area of initial penetration. While it seems to offer packaged solutions primarily through its website , MindSpringBiz is catering to the same targeted customers as us. Another direct competitor we have identified is iEmploy.com, which provides resources to help startups and small businesses - ranging from human resources outsourcing to venture capital to
valuation strategies.   The other direct competitor is Laurel
Ventures, which is based in Menlo Park, although its services are heavily biased towards technology start-ups.

        Based upon its experience, management believes that the larger the consulting company the larger the customers tend to be. Since most small businesses are not as well capitalized as larger businesses, and thus cannot afford extensive consulting services, consultants overlook the vast majority of small businesses. However, the vast majority of consultants and consulting firms are smaller firms such as ours.

        As such, there are more and more firms that are trying to enter this market segment and find profitable models of working with smaller businesses. As this trend continues, it will become increasingly difficult for our company to compete with other firms, which could affect our ability to continue operating.


General

	We estimate that there are more than 250,000 consultants in the U.S. and the consulting industry has been on a sustained growth curve for well over a decade. In fact, it is estimated that total management consulting revenues worldwide hit $89 billion in 1998 and are growing at over 20% per year. While many of the world's largest consulting firms are growing even faster than the market, consulting remains a fragmented business where thousands of small specialty firms prosper.

	Even though there are thousands of consulting organizations across the country, these firms can be tough to measure because most are privately held. In addition, almost all work directly with other businesses rather than with your average consumer, meaning they tend to be intensely private about the names of the clients they work with and the actual work they do. Analysts typically divide the industry into six different categories: the industry elite, the Big Five, boutiques, information technology (IT) consultancies, human resources specialists, and the independents. According to wetfeet.com, most consultant firms in the industry can be put into one or more of these six different categories.

Industry Elite

        Companies in this category provide cutting-edge strategy and operations advice to the top management of large corporations. Players in this group include Arthur D. Little, A.T. Kearney, Bain & Co., Booz-Allen & Hamilton, The Boston Consulting Group, McKinsey & Co., Mercer Management Consulting, and Monitor Co.

Big Five

        This category refers to the consulting operations of the Big Five accounting firms. Although these firms provide some of the same strategy and operations advice as the elite, they tend to put a stronger emphasis on implementation work, particularly in the IT world. The players are Andersen Consulting , Deloitte Consulting (part of Deloitte & Touche), Ernst & Young, KPMG, and PricewaterhouseCoopers.

Boutique

        Firms in this category specialize along industry or functional lines. Although often smaller, these firms may have top reputations and do the same operations and strategy work the elite firms do, but with more of an industry focus. Representative players include: Advisory Board Company and APM (health care), Corporate Executive Board (cross-company research), CSC Planmetrics (energy and utility industry), Cluster Consulting (telecommunications and the internet), Marakon Associates (strategy), Mitchell Madison Group (financial and strategy), Oliver Wyman (financial services), Oxford Associates (sales), PRTM (high-tech operations), Strategic Decisions Group (decision analysis), Roland Berger & Partners (strategy and operations), and Vertex Partners (strategy).

IT

        Information technology specialists constitute one of the fastest-growing sectors of the consulting world, although this sector's growth isn't quite as meteoric as that of strategy consulting, according to Kennedy Information Group. IT firms provide advice, implementation, and programming work on issues related to computer systems, telecommunications, and the Internet. Representative players include American Management Systems, Computer Sciences Corp., Diamond Technology Partners, EDS, IBM, Mondial, and the Big Five firms.

Human Resources

        This area of consulting focuses on personnel issues such as employee management and evaluation systems, payroll and compensation programs, pensions, and other benefits programs. Representative firms include The Hay Group, Hewitt Associates, William M. Mercer, Sibson & Co., Towers Perrin, and Watson Wyatt Worldwide. In addition, several of the Big Five firms have practices devoted to this area.

Independents

        This category describes "one-man or one-woman" shops, which far outnumber the larger firms with 45 percent of all consultants classifying themselves as independents. They typically have some sort of industry or functional specialty and get hired on a project basis.

        Analysts predict that the next few years will be boom years for consultants, as the profession has a fertile, creative base with thousands of small and large firms offering rich expertise in specialized areas. As eCommerce continues to grow, technology demand for consulting promises to be a large area of growth. While analysts expect large consulting groups to jockey for position in serving the world's major corporations, there is little being mentioned about the increasing need for consulting services for start-ups and small businesses.

Research and Development

	We have not conducted any research and development activities, nor do we expect to do so in the near future. No funds are set aside in this offering to provide for research and development.

Government Regulation

	There are no federal, state and local government regulations that directly apply to us, nor is there a need for governmental approval to provide our services. Government regulation is not expected in the future, but should it occur, it could possibly affect our provision of services.


EMPLOYEES

	As of the date of this report we have 3 full-time employees. We presently have no labor union contract between us and any union and we do not anticipate unionization of our personnel in the foreseeable future.

        We currently have four technical consultants, two legal consultants, two accounting consultants, four financial consultants, three strategy consultants, two marketing consultants and five consultants that we label "generic" (because they have operations, management and other professional experience). These twenty-two consultants are readily available and are typically able to work on a project within two weeks of being notified. They all work as independent contractors and are paid by the hour.


Item 2.  DESCRIPTION OF PROPERTIES

        We do not own any real property. We presently have a rent-free agreement with our CEO, Phillip Kilgore, at our current address. This agreement provides us with approximately 200 square feet of office space. Our management believes our current office space will be sufficient for our projected operations, unless we greatly expand our operations. Although we have no plans to relocate our facility, should the occasion arise to do so, there can be no guarantee that we will be able to find sufficient space at reasonable costs.


Item 3.  LEGAL PROCEEDINGS

	As of the date of this report, we are not a party to any legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

Our common stock is not yet approved for quotation on the National Association of Securities Dealers OTC Bulletin Board.
We applied for quotation on February 10, 2003.

(a) 	The Company consummated an initial public offering of
its Common Stock, no par value per share pursuant to a registration statement declared effective by the Commission on November 12, 2002, File No. 333-86244 ("Registration
Statement").

 	As of April 21, 2003, there were 39 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

        The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

        In December 2000, the company issued 3,301,025 shares of it's no par value restricted common stock to its three officers of the company in exchange for expenses paid on behalf of the company in the amount of $1,683 and equipment purchased for the company in the amount of $4,919. Phillip Kilgore received 1,610,475 shares for his expenses of $3,220.95. Mr. Neale received 848,955 shares for his expenses of $1,697.91. Mr. Goller received
841,595 shares for his expenses of $1,683.19. On the transaction date, the company's common stock had no reliable market value. The shares issued were valued by the amount of reimbursement at $.002 per share. The transaction was exempt from registration under Section
4(2) as all purchasers were sophisticated and, as officers of the company, had access to all material information regarding the company. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

        In September 2001, the company issued 250,000 shares of its common stock to the Law Office of James G. Dodrill II, P.A. for legal services related to the company's proposed
Form SB-2 registration statement. The transaction was valued at $.04 per share in accordance with contemporaneous stock sales in January 2002. As a result, the company recognized deferred offering costs totaling
$10,000 in the accompanying financial statements. The transaction was exempt from registration under Section
4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the company which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

        In March 2001, the company issued 750,000 shares of its common stock to Jaime Luis Perez Marquez in exchange for financial consulting services valued at $15,000. On the transaction date, the company's common stock had no reliable market value. The shares issued were valued by the amount of services provided at $.02 per share. As a result, the company recognized a stock-based compensation expense totaling $15,000 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the company which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

        In March 2001, the company issued 1,250,000 shares of its common stock to Graciela Ballesteros De Colomer in exchange for consulting services that included sales leads, marketing lists and materials as well as advertising advice valued at $25,000. On the transaction date, the company's common stock had no reliable market value. The company valued the shares issued by the value of the marketing expenditure at $.02 per share. As a result, the company recognized a stock-based compensation expense totaling $25,000 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the company which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

        In March 2001, the company issued 625,000 shares of its common stock to Ruben Garduno in exchange for systems and software consulting services valued at $12,500. On the transaction date, the company's common stock had no reliable market value. The shares issued were valued by the amount of services provided at $.02 per share. As a result, the company recognized a stock-based compensation expense totaling $12,500 in the accompanying financial statements. The transaction was exempt from registration under Section 4(2) as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the company which the recipient requested. The shares were issued with restrictive legend and the transactions did not include a public distribution or offering.

        During January 2002, the company conducted a private placement offering whereby it sold 875,000 shares of its no par value common stock to the shareholders listed in the selling shareholders' table for $.04 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares were sold through the company's officers and directors to a total of 33 investors. The company received proceeds in the amount of $33,000, a subscription receivable in the amount of $2,000 and paid $7,500 in related offering expenses as of February 15, 2002. The transaction was completed on February 12, 2002 and did not include a public distribution or offering.

        The following information is furnished with regard to all securities sold by us within the past three years that were not registered under the Securities Act. The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities
Act or Regulation D, Rule 506 of the Securities Act. None of the foregoing transactions involved a distribution or public offering.


Date        Name                            # of Shares     Total Price
--------    ---------------                 -----------     -----------
12/15/00    Phillip Kilgore                 1,610,475         *
12/15/00    Jeffrey Neale                   848,955           *
12/15/00    David Goller                    841,595           *
4/5/01      Jamie Luis Perez Marquez        750,000           *
4/20/01     Graciela Ballersteros DeColomer 1,250,000         *
5/30/01     Ruben Garduno                   625,000           *
9/28/01     Jim Dodrill                     250,000           *
1/16/02     Camilla Edblem                  50,000           $2,000
1/16/02     Darren Woosley                  25,000           $1,000
1/16/02     Derek Bannister                 25,000           $1,000
1/16/02     Eric Majors                     50,000           $2,000
1/16/02     Ernesto Angel                   25,000           $1,000
1/16/02     Gary Killian                    12,500           $500
1/28/02     Brent Madison                   25,000           $1,000
1/28/02     Chuck Fishel                    50,000           $2,000
1/28/02     David Lirette                   12,500           $500
1/28/02     Dennis Davis                    50,000           $2,000
1/28/02     George McDaniel                 25,000           $1,000
1/28/02     Jesus Romero                    25,000           $1,000
1/28/02     Joshua Wolcott                  25,000           $1,000
1/28/02     Kerri Wolcott                   25,000           $1,000
1/28/02     Kim Arel                        25,000           $1,000
1/28/02     Marcy Richfield                 12,500           $500
1/28/02     Monte J. Diede                  25,000           $1,000
1/28/02     Nathan Enger                    25,000           $1,000
1/28/02     Nolen G. Brown                  25,000           $1,000
1/28/02     Pamela Parris                   12,500           $500
1/28/02     Peter Contreras                 25,000           $1,000
1/28/02     Richard Estrada                 25,000           $1,000
1/28/02     Rosiland McDaniel               25,000           $1,000

1/28/02     Sarah McDaniel                  25,000           $1,000
1/28/02     Steve Goller                    12,500           $500
1/28/02     Steve Wernli                    12,500           $500
1/28/02     Troy Lynette                    25,000           $1,000
1/29/02     Iris Silva                      25,000           $1,000
1/29/02     Susan Scotland                  25,000           $1,000
2/7/02      Fone Likitkorn                  12,500           $500
2/7/02      Rodney Ramsay                   75,000           $3,000
2/7/02      Ruben Garduno                   12,500           $500
2/7/02      Terry Madison                   25,000           $1,000

* issued for services rendered and/or reimbursements for expenses.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Results and Plan of Operations
---------------------------------

        For the period from inception through December 31, 2001 no revenue was generated or anticipated by management's forecast.
In November 2001, we started a small test customer acquisition campaign that targeted 20 potential small businesses in Colorado and California.

	Management planned on its first revenue generating project by the first quarter of 2002, which it successfully met. In December 2001, we signed a consulting agreement with our first customer, Aspin Incorporated, for $3,000 to assist them with financial planning. This project entailed helping Aspin with financial modeling for its service offering, capital budgeting exercises, determining a strategy for future financing needs, and developing revenue forecasts for pro formas. This project resulted in $4,000 of revenues, of which $2,000 was received on February 26, 2002 and the remaining $2,000 was received on April 8, 2002. We have a relationship with Charles Fishel, a director of Aspin Incorporated. Mr. Fishel purchased 50,000 shares of our common stock in our Regulation D private offering at a price of $0.04 per share. Mr. Fishel was largely responsible for Lexington Barron securing the contract with Aspin Incorporated.


	In February 2002, we signed two more customer agreements one with Energy Alert, Inc. for $3,000 and the other with Aurel Corporation for $2,500. We received payment for both contracts in April 2002. The consulting project with Energy Alert involved an analysis of the sales and distribution channels and how best to strategically position the company. For Aurel, we helped the company to structure itself optimally so that workflow is maximized and shareholder value is optimized. We also performed a market analysis that included a business strategy and road map for the company to follow. In April 2002, Energy Alert asked us to perform some additional strategy consulting as well as some corporate structuring services, which resulted in $8,000 in additional revenue which we received on May 9, 2002. For this contract, we helped Energy Alert evaluate its systems and procedures to determine a more efficient sales strategy and delivery of products and services. In order to implement these recommendations, Energy Alert needed our help in restructuring certain departments and how to improve the effectiveness of the organizational chart. In May 2002, we signed a customer agreement with ConservE Inc. for $5,750 and received payment in June 2002. ConserveE contracted us to help them conduct a feasibility study of their business model and then conduct market research to help them identify strengths, weaknesses, threats and opportunities the company is facing.

	In August 2002, we signed a customer agreement with RZ
Graphics for $3,200 and received payment in September and November 2002. RZ Graphics contracted us to help them conduct a feasibility study of their business model with specific emphasis and analysis of the sales and distribution channels.


        As a result, this small test customer acquisition campaign has resulted in $24,450 in revenues to date. However, we wish to remind investors that there can be no guarantee that we will be able to continue to secure customer agreements or generate sufficient revenues, if any, in the future.

        If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. We have not identified any buyers or any joint venture candidates. In addition, we have not entered into any understandings or agreements to sell the business.

        The deficit we have accumulated during our development stage from inception to December 31, 2002 is $429,141. We incurred expenses during the year ending December 31, 2001 of $239,226. These expenses have been financed exclusively through receipts from equity subscriptions and through the issuance of restricted shares of our common stock and contributed services by our offices. Our loss per share for the year ending December 31, 2001 was $(0.05).

        As of December 31, 2002, we had purchased $8,419 in equipment. The equipment consists of computers, modems and networking. This equipment is vital to the Company's service delivery.

        Depreciation expense from August 23, 2000 (inception) through December 31, 2002 totaled $4,959. We depreciate our computer equipment over three years, commencing on the day the equipment is placed into service.

        As of December 31, 2002, we had deferred $73,500 in
legal, accounting and printing costs.  These costs are
related to our proposed common stock offering.    As such,
we did not charge them against operations. Instead, we will subtract them from the proceeds of the proposed common stock offering, once it is completed. We will continue to defer such costs until the offering is completed. We will charge to operations, any deferred offering costs in excess of the offering proceeds.

        As of December 31, 2002, we had accounts payable totaling $56,299. The $?? was due to our auditor for services rendered in our December 31, 2001 audit. This amount has subsequently been paid.

        During the six months ended December 31, 2002, we incurred $31,909 in professional services. These services were for advertising, sales and marketing, computer consulting (network configuration and Internet connectivity) and data entry. In addition, we booked
$160,450 in contributed services and $9,000 in contributed rent. Contributed services are management's time and effort for which no cash or stock-based compensation will be paid. The value of management's time and effort is estimated by comparing the level of effort to the cost of similar labor in the local market. The amount of time contributed is taken from time and attendance records.
Contributed rent is office space provided by management at no charge. The value of contributed rent is determined by comparing the size and quality of the office space provided with the cost of similar space in the local market.

        Management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, due to our low burn rate and the cooperation of our management in deferring salaries, even if we are unsuccessful in selling any of the shares of common stock offered by this prospectus, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next 12 months. However, please be aware that at December 31, 2002 we had a total of only $150 in cash on hand. Fully executing our business plan, however, will significantly change our cash needs and monthly burn rate and we will not be able to begin such execution until we have raised at least $250,000 in gross proceeds. "Monthly burn rate" is the amount of money we must spend each month to continue operating. If we are unable to have sufficient cash to cover our monthly expenses, then we may not be able to continue operating and investors would lose their entire investment.

        We do not anticipate that there will be any significant changes in the number of employees or expenditures from what is discussed in this prospectus. There can be no guarantee, however, that conditions will not change forcing us to make changes to any of our plan of operations or business strategies.

Liquidity and Capital Resources
------------------------------------------

        At this time we do not have any significant current liabilities. Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

        To date we have spent a total of $4,904 in general operating expenses and expenses associated with monthly operations and securing the company's first customer. These expenses included communications, rent and other general and administrative costs. We raised the amounts used in these activities from a Regulation D offering in which we raised $27,500, net of $7,500 in offering costs. The $7,500 was paid to Europa Global for assisting with the drafting of the offering document.

        To date, we have managed to keep our monthly burn rate under an estimated $800 per month for two reasons. First, our officers have agreed to defer their salaries until the earlier of September 30, 2003 or until we have raised a minimum of $250,000 in gross proceeds from this offering. Second, we have been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and are only paying the direct expenses associated with our business operations.

        Given our low monthly burn rate and the agreement of our officers, management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not fully commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next twelve months.

        In the next stage of our business plan which management has estimated will be from May 2003 through December 2003, we will need cash for marketing to secure customer contracts, travel to meet with prospective clients and communications. The most important milestone will be securing five consulting projects that collectively total $25,000 because management believes that these revenues would cover the cost of doing business in this first stage since management will continue to defer its salaries. The next important milestone would be to secure and perform on a consulting contract worth at least $50,000, which management believes it could then utilize as a success story to market the company as a provider of high quality consulting services. There can be no guarantee that we will successfully reach either of these benchmarks.

        In the following stage of business starting in January 2004, our main cash need will be for expenses relating to growth, such as hiring additional staff that are experienced in providing consulting services for emerging companies, moving into larger office space and increased expenses associated with performing consulting contracts. Management expects this stage to start January 2004 and last through December 2004. We anticipate that during this stage, in order to fully execute our business plan, we would need to spend a minimum of $150,000 on growth or expansion related expenses. The most important milestone during this stage will be breaking into the larger contract management consulting market by securing a $100,000 contract. Such a contract is important for its prestige value, as contracts of this size (and larger) are extremely competitive, and securing one would be a significant stamp of validation upon the company's consulting services. There can be no guarantee that the company will meet this objective.

        We hope to raise funds through this offering. If we are unable to raise the needed funds through this offering we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no guarantee that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. Even if we sell all shares offered through this registration statement, we expect that we will seek additional financing in the future.

        However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, management believes it can continue seeking opportunities in the business consulting industry that require less capital. An example of such an opportunity would be securing a consulting contract and then subcontracting the project to other consultants to perform on the contract.
If no alternative financing can be found and management is unable to identify and capitalize on opportunities in the business consulting industry, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. However, we have not identified any buyers or any joint venture candidates. In addition, we have not entered into any understandings or agreements to sell the business. If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 1 of our financial statements.

Uncertainties
-----------------

        There is intense competition in the consulting industry with other companies that are much larger and both national and international in scope and which have greater financial resources than we have. At present, we require additional capital to make our full entrance into the consulting industry.

Forward Looking Statements

        Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties are discussed in the preceding pages and elsewhere in this prospectus (see "Risk Factors")..

Recent Accounting Pronouncements

	SFAS No. 141, "Business Combinations", establishes financial accounting and reporting standards for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. Adoption of SFAS No. 141 is not expected to have a material effect on the company, inasmuch as we have historically not participated in any business combinations.

	SFAS No. 142, "Goodwill and Other Intangible Assets", establishes financial accounting and reporting standards for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes standards as to how intangible assets that are acquired (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition. In addition, SFAS No. 142 establishes standards how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of SFAS No. 142 is not expected to have a material effect on the company, inasmuch as we have historically not had a material amount of intangible assets and no goodwill recorded in the financial statements.

        Statement No. 144 "Accounting for the Impairment or
Disposal of Long-Lived Assets" supercedes Statement No.
121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121").
Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS
144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations.
Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the company's financial position, results of operations or liquidity.

Item 7.  FINANCIAL STATEMENTS

    	The Financial Statements are included with this report commencing on page F-1.


Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name                Age    Position                      Director Since
---------------     ---    --------------------------    --------------
Phillip Kilgore     40     Chairman and interim Chief        2001
                           Executive Officer, Principal
                           Financial Officer

David Goller        47     Executive Vice President          2001

Jeffrey Neal        47     Vice President                    2001


	A list of the current officers and directors appears below. Our directors are elected annually by the shareholders and do not presently receive any fees or other remuneration for their services, although they are reimbursed for expenses associated with attending meetings of the Board of Directors. Our officers are elected by the Board of Directors.


Phillip Kilgore. Founder, Chairman and Interim Chief Executive Officer, (Age 40). Mr. Kilgore has served as our Chairman and Chief Executive Officer since inception. From 1993 to 2000, Mr. Kilgore worked with Honeywell Technology Solutions. He held positions with Honeywell as a Quality Manager and System Security Engineer. From 1984 to 1992, Mr. Kilgore was a Criminal Investigator with the US Air Force. Prior to that he was a communications Electronics Officer for the Air Force.

His wealth of experience will help us to expand our systems development and organizational growth consulting services division. As a Quality Manager and systems engineer, Mr. Kilgore is an expert in systems, processes and procedures that give a company a competitive edge.

Mr. Kilgore has a Bachelor of Science in History from the US Air Force Academy. Mr. Kilgore has earned numerous awards and certificates including the following: Software Quality Engineering Course, 2001; member of the American Society for Quality; ISO 9000 Lead Auditor and Internal Auditor Training Courses; AlliedSignal Process Management Course; AlliedSignal Total Quality Facilitator and Examiner Course; and the United States Air Force Basic Investigator's Course.

Mr. Kilgore will serve as the CEO until the company is able to either generate sufficient revenues or attract financing that would cover the company's operations as well as an estimated $125,000 for a new CEO. Since the Mr. Kilgore is a seasoned executive, the company will only look at candidates that have experience running a publicly traded company. As of May 15, 2002, the company had not begun looking for a permanent CEO. The company plans to begin looking starting June 2003 and will most likely utilize the service of a head hunting firm.

David A. Goller, Executive Vice President, (Age 47). Mr. Goller has served as the Executive Vice President of the company since inception. Before Lexington Barron Technologies, Mr. Goller worked for Honeywell Technical Solutions (formerly Allied Signal) as the Information Systems Manager. In 1995, Honeywell promoted him to a Senior Executive Manager.

Mr. Goller's significant business background and training will help the company to provide clients expertise in management consulting. His experience as an information systems manager helps to integrate business strategy with technology solutions that optimize a company's performance and efficiency.

Mr. Goller has a Bachelor of Science in Political Science from the University of Indianapolis. Mr. Goller completed a Masters degree in Management and Supervision in 1982 and earned a Masters of Business Administration in 2000.

Jeffrey A. Neal, Vice President, (Age 47).   Mr. Neal has served
as the company's Vice President since inception. From 1993 to 2000, Mr. Neal worked with Honeywell Technology Solutions. He held positions with Honeywell as a Quality Auditor and ISO 9000 Coordinator.

Mr. Neal's experience and training in human resource management and quality assurance will help the company to provide clients with organizational structuring and efficiency consulting. Mr. Neal has a Bachelor of Science in Psychology from Indiana University. Mr. Neal completed a Masters degree in Human Resources in 1986.

	All directors hold office until the next meeting of shareholders or until their successors are elected and have qualified. The executive officers of the company serve at the discretion of the board of Directors.


Executive Compensation

Employment Agreements

	We have no employment or consulting agreements in place at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

     	The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended December 31, 2002 and 2001 to our Chief Executive Officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year. To date, no officers have received any compensation.


Annual Compensation





Name and                                      Other      Restricted   Securities
Principal                                     Annual       Stock      Underlying   LTIP     All other
Position           Year    Salary    Bonus  Compensation   Awards      Options    Payouts  Compensation
----------------------------------------------------------------------------------------------------

Phillip Kilgore   2002     $0         0         0            0          0          0          0
Chairman and      2001     $0         0         0            0          0          0          0
Interim CEO

David A.Goller    2002     $0         0         0            0          0          0          0
Executive Vice    2001     $0         0         0            0          0          0          0
President

Jeffrey A. Neal,  2002     $0         0         0            0          0          0          0
Vice President    2001     $0         0         0            0          0          0          0





Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:





Name and Address of                       Number of       Percent
Beneficial Owner                          Shares Owned    Owned
-------------------                     -------------   ---------
Phillip Kilgore                          1,610,475       22.84%
18135 Fur Ranch Road
Peyton, CO  80831

Jeffrey Neale                              848,955       12.04%
3110 Navigation Dr.
Colorado Springs, CO  80920

David Goller                               841,595       11.94%
3115 Birnamwood Dr.
Colorado Springs, CO  80920

Graciela Ballesteros De Colomer          1,250,000       17.73%
Managua 907, Linda Vista
Gustavo A. Madero D.F., Mexico

Jaime Luis Perez Marquez                   750,000       10.64%
Universo 800, Col. Jarndines Del Bosque
Guadalajara, Jal.  44520, Mexico

Ruben Garduno                              637,500        8.86%
PO Box 622
Cascade, CO  80809

All Directors and Officers as
A Group (3 persons)                      3,301,025       46.82


Item 12. CERTAIN TRANSACTIONS

	In December 2000, we issued to our three founders (Mr. Phillip Kilgore, Mr. Jeffrey Neale and Mr. David Goller) a total of 3,301,025 shares of our common stock in exchange for expenses paid on behalf of the company in the amount of $1,683 and equipment purchased for the company in the amount of $4,919. Mr. Kilgore was issued a total of 1,610,475 shares in exchange for expenses paid on behalf of the company in the amount of $3,220.95 for computer equipment. Mr. Neale was issued a total of 848,955 shares in exchange for expenses paid on behalf of the company in the amount of $1,697.91 for computer equipment and a DSL modem. Mr. Goller was issued 841, 595 shares in exchange for expenses paid on behalf of the company in the amount of $1,683.19 for travel, office supplies and communications/Internet expenses On the transaction date, the company's common stock had no reliable market value.
The shares issued were valued by the amount of reimbursement at $.002 per share.

During January 2002, the company conducted a private placement offering whereby it sold 875,000 shares of its no par value common stock for $.04 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares were sold through the company's officers and directors. The company received proceeds in the amount of $35,000 and paid $7,500 in related offering expenses as of February 15, 2002.

	In September 2001, the company issued 250,000 shares of its common stock to the Law Office of James G. Dodrill
II, P.A. as a retainer for legal services. The transaction was valued at $.04 per share in accordance with contemporaneous stock sales in January 2002.

	In March 2001, the company issued 750,000 shares of its common stock to Jaime Luis Perez Marquez, an independent consultant, in exchange for financial consulting services valued at $15,000. On the transaction date, the company's common stock had no reliable market value. The shares issued were valued by the amount of services provided at $.02 per share. As a result, the company recognized a stock-based compensation expense totaling $15,000 in the accompanying financial statements.

	In March 2001, the company issued 1,250,000 shares of its common stock to Graciela Ballesteros De Colomer, a business consultant, in exchange for consulting services that included sales leads, marketing lists and materials as well as advertising advice. On the transaction date, the company's common stock had no reliable market value.
The company valued the shares issued by the value of the marketing expenditure at $.02 per share. As a result, the company recognized a stock-based compensation expense totaling $25,000 in the accompanying financial statements.

	In March 2001, the company issued 625,000 shares of its common stock to Ruben Garduno, a computer consultant, in exchange for systems and software consulting services valued at $12,500. On the transaction date, the company's common stock had no reliable market value. The shares issued were valued by the amount of services provided at $.02 per share. As a result, the company recognized a stock-based compensation expense totaling $12,500 in the accompanying financial statements.

        The company's officers have contributed services valued at $332,250. These services break down as follows. Mr. Kilgore provided 1,037 hours of service in 2001 and 1023 hours of service in 2002 that included product and service development, consulting network development, systems development, financial planning, business planning and company administration. Each service category was booked at an estimated fair market value for a total value of services of $66,000 in 2001 and $67,650 in 2002. Similarly, Mr. Neal provided 722 hours of service in 2001 and 600 hours of service in 2002 that included product and service development, market positioning, business development and company administration. Each service category was booked at an estimated fair market value for a total value of services of $55,400 in 2001 and $45,975 in 2002. Likewise,
Mr. Goller provided 1,037 hours of service in 2001 and 610 hours of service in 2002 that included financial planning, strategy development, systems development, and company administration. Each service category was booked at an estimated fair market value for a total value of services of $50,400 in 2001 and $46,825 in 2002.

        Our auditors have recognized Mr. Kilgore's contributed rent of $21,000 over a period of twenty eight
(28) months, or inception (August 23, 2000) through December 31, 2002. The office space was valued at $750 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. Since December 31, 2002, Mr.
Kilgore has contributed rent of $3,000 over a period of four (4) months, or January 1, 2003 through April 30,
2003.

	Mr. Neale paid the costs of incorporating our business on our behalf. We are indebted to him in the amount of $100 to reimburse him for the expenses incurred.

	We have an affiliate relationship with Aspin
Incorporated, a customer that paid us $4,000 for financial planning, strategic planning and financial analysis services. Charles Fishel, a director for Aspin
Incorporated, purchased 50,000 shares in our Regulation D private offering at a price of $0.04 per share. Mr. Fishel was largely responsible for Lexington Barron securing the contract with Aspin Incorporated.

	As far as we know, there are no other affiliate relationships that exist either between any of our customers and us or between any of our customers and any of our other customers.

	As of December 31, 2002, there were no other transactions that took place other than the contributed services and rent.

        There are currently no agreements, written or oral, in place between the company and Force Financial Systems
Group. Because the CEO of Force Financial worked previously with and had a personal relationship with the company's CEO, Force Financial has undertaken various activities for us as a favor and no payment or other agreement was or is intended to be made.

        There are no future arrangements in place between us and Force Financial and Force Financial is not a beneficial owner of any of our securities. Force
Financial is a registered investment advising firm that is registered with the state of Colorado. Accordingly, it is our belief that Force Financial is not a promoter for the company.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Item 14. CONTROLS AND PROCEDURES

	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        During the 90 day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

                       LEXINGTON BARRON TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          Index to Financial Statements




                                                                         Page
                                                                      --------

Independent Auditors' Report........................................     F-2

Balance Sheets at December 31, 2002.................................     F-3

Statements of Operations for the years ended December 31,2002 and
      2001, and from August 23, 2000 (inception) through
      December 31, 2002.............................................     F-4

Statement of Changes in Shareholders' Equity for the period from
      August 23, 2000 (inception) through December 31, 2002.........     F-5

Statements of Cash Flows for the years ended December 31, 2002 and 2001, and from August 23, 2000 (inception) through
      December 31, 2002.............................................     F-6

Notes to Financial Statements.......................................     F-7














Independent Auditors' Report


The Board of Directors and shareholders
Lexington Barron Technologies, Inc.:


We have audited the accompanying balance sheet of Lexington Barron Technologies, Inc. as of December 31, 2002, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and from August 23, 2000 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Barron Technologies, Inc. as of December 31, 2002, and the results of its operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and from August 23, 2000 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Harvey, P.C.
Denver, Colorado
April 7, 2003

                       LEXINGTON BARRON TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                Balance Sheet

                                December 31, 2002


Current Assets

 Cash.......................................              $    150
                                                         ------------
         Total current assets                             $    150
                                                         ============

Equipment, net of accumulated depreciation of $4,959         3,460
Deferred offering costs (Notes 1 and 3)                     73,500
                                                         ------------
                                                          $ 77,110
         Liabilities and Shareholders' Equity            ============


Current Liabilities:
  Accounts payable and accrued expenses....               $ 56,299
  Due to officer (Note 2)..................                    100
                                                         -------------
               Total current liabilities...                 56,399
                                                         -------------

Shareholders' equity (Notes 2 and 3):
  Preferred stock , no par value;
    authorized 5,000,000 shares,
    issued and outstanding -0-
    and -0- shares, respectively..........                     -
  Common stock , no par value;
    20,000,000 shares authorized,
    7,051,025 shares issued and
    outstanding...........................                  96,602
  Additional paid-in capital..............                 353,250
  Deficit accumulated during
    development stage.....................                (429,141)
                                                         -------------

        Total shareholders' equity........                  20,711
                                                         -------------
                                                          $ 77,110
                                                         =============



                  See accompanying notes to financial statements.

                       LEXINGTON BARRON TECHNOLOGIES, INC.
                          (A Development Stage Company)
                              Statement of Operations


                                                                                        August 23,
                                                                                           2000
                                                                                        (Inception)
                                                                                         through
                                                            For the Years Ended         December 31,
                                                               December 31,                2002
                                                        --------------------------
                                                           2002             2001
Consulting revenue(Note 2).......................      $    24,450     $      -        $    24,450
                                                       ------------    ------------    ------------
Operating expenses:
  Stock-based compensation (Notes 2 and 3):
    Consulting ..................................              -           27,500           27,500
    Marketing....................................              -           25,000           25,000
    Expense reimbursement........................              -              -              1,683
    Legal Fees...................................              -            4,286            4,286
  Professional services..........................           31,909            -             31,909
  Contributed services (Note 2)..................          160,450        171,800          332,250
  Contributed rent (Note 2)......................            9,000          9,000           21,000
  Depreciation...................................            2,677          1,640            4,959
  Other general and administrative costs.........            4,904            -              5,004
                                                       ------------    ------------    ------------
        Total operating expenses.................          208,940        239,226          453,591
                                                       ------------    ------------    ------------
        Loss before income taxes.................         (184,490)    $ (239,226)     $  (429,141)

  Income tax provision (Note 4)..................              -              -                -
                                                       ------------    ------------    ------------
        Net loss.................................      $  (184,490)    $ (239,226)     $  (429,141)
                                                       ============    ============    ============
Basic and diluted loss per share.................      $     (0.03)    $    (0.05)
                                                       ============    ============
Weighted average common shares outstanding.......        6,916,410      5,184,038
                                                       ============    ============

                  See accompanying notes to financial statements.

                          LEXINGTON BARRON TECHNOLOGIES, INC.
                            (A Development Stage Company)
                     Statement of Changes in Shareholders' Equity

                                                                                               Deficit
                                                                                            Accumulated
                                                                              Additional       During
                                                         Common Stock           Paid-In     Development
                                                     Shares       Amount        Capital        Stage       Total
                                                     ------       ------      ----------    ------------   -------

  Balance at August 23, 2000 (inception)..........      -       $    -        $    -       $    -        $  -

  December 2000, common stock issued
         to founders in exchange for expenses
         paid on behalf of the Company
         ($.002/share) (Note 2)................... 3,301,025      6,602            -            -          6,602

 Value of office rent contributed by
         an officer (Note 2)......................     -             -           3,000          -          3,000

 Net loss.........................................     -             -             -         (5,425)      (5,425)
                                                   ---------     --------    -----------  ----------   ----------

  Balance at December 31, 2000.................... 3,301,025      6,602          3,000       (5,425)       4,177

  March 2001, common stock
         issued to consultants in exchange for
         services ($.02/share) (Note 3)........... 2,625,000     52,500            -            -         52,500

  September 2001, common stock
         issued to lawyer for legal services
         ($.04/share) (Note 3)....................   250,000     10,000            -            -         10,000

 Value of services contributed
         by officers (Note 2).....................     -             -         171,800          -        171,800

 Value of office rent contributed by
         an officer (Note 2)......................     -             -           9,000          -          9,000

 Net loss.........................................     -             -             -       (239,226)    (239,226)
                                                   ---------    --------      ---------   ----------   ----------

  Balance at December 31, 2001.................... 6,176,025     69,102        183,800     (244,651)       8,251

  January 2002, sale of common
         stock pursuant to a private
          placement offering, net of
          offering costs of $7,500
         ($.04/share) (Note 3)...................    875,000     27,500            -            -         27,500

 Value of services contributed
         by officers (Note 2)....................      -             -         160,450          -        160,450

 Value of office rent contributed by
         an officer (Note 2).....................      -             -           9,000          -          9,000

 Net loss(unaudited).............................      -             -             -       (184,490)    (184,490)
                                                  ----------   ---------     ----------    -----------  ----------

  Balance at December 31, 2002...................  7,051,025   $ 96,602      $ 353,250     $(429,141)    $ 20,711
                                                  ==========   =========     ==========    ===========  ==========




                  See accompanying notes to financial statements.

                            LEXINGTON BARRON TECHNOLOGIES, INC.
                               (A Development Stage Company)
                                  Statements of Cash Flows




                                                                                        August 23,
                                                                                           2000
                                                                                        (Inception)
                                                                                         through
                                                            For the Years Ended         December 31,
                                                               December 31,                2002
                                                        --------------------------     -------------
                                                           2002             2001
Cash flows from operating activities:
  Net loss........................................    $  (184,490)      $  (239,226)   $  (429,141)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation................................          2,677             1,640          4,959
      Common stock issued in exchange for
       services and property (Notes 2 and 3)......            -              56,786         58,469
      Services contributed by officers (Note 2)...        160,450           171,800        332,250
      Rent contributed by an officer (Note 2).....          9,000             9,000         21,000
      Changes in operating assets and liabilities:
          Deferred offering costs.................        (67,786)              -          (67,786)
          Payables................................         56,299               -           56,299
                                                      ------------      ------------   ------------
              Net cash (used in)
                operating activities..............        (23,850)              -          (23,950)
                                                      ------------      ------------   ------------
Cash flows from investing activities:
  Capital Expenditures............................         (3,500)              -           (3,500)
                                                      ------------      ------------   ------------
              Net cash (used in)
                investing activities..............         (3,500)              -           (3,500)
                                                      ------------      ------------   ------------


Cash flows from financing activities:
  Working capital advances from an
    officer (Note 2)..............................            -                 -              100
  Net proceeds from sale of common stock (Note 3).         27,500               -           27,500
                                                      ------------      ------------   ------------
              Net cash provided by
                financing activities..............         27,500               -           27,600
                                                      ------------      ------------   ------------
                Net change in cash................            150               -              150
Cash, beginning of period.........................            -                 -              -
                                                      ------------      ------------   ------------
Cash, end of period...............................    $       150       $       -      $       150
                                                      ============      ============   ============


Supplemental disclosure of cash flow information:
   Cash paid for:
      Income taxes................................    $       -         $       -      $       -
                                                      ============      ============   ============
      Interest....................................    $       -         $       -      $       -
                                                      ============      ============   ============

Non-cash investing and financing activities:
    Common stock issued
      for equipment (Note 2)......................    $       -         $       -      $       -
                                                      ============      ============   ============
    Common stock issued
      for deferred offering costs (Note 3)........    $       -         $   (10,000)   $   (10,000)
                                                      ============      ============   ============



                   See accompanying notes to financial statements.

                             LEXINGTON BARRON TECHNOLOGIES, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements



(1)	Summary of Significant Accounting Policies

Organization and Basis of Presentation

Lexington Barron Technologies, Inc. (the "Company") was incorporated on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. The Company's services include market research, business plan development, strategy development, financial modeling and forecasting, and Pre-IPO and IPO consulting.

Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, and dependence upon its officers and strategic alliances. Management plans to raise capital through the sale of securities to enable the Company to expand its operations. The Company's future success will be dependent upon its ability to create and provide effective and competitive consulting services on a timely and cost-effective basis and the Company's ability to locate, attract and retain quality customers.

Development Stage Company

The Company is in the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards ("SFAS") No. 7 Accounting and Reporting by Development Stage
Enterprises.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying financial statements contain estimates of the fair value of the consideration (shares of common stock) exchanged for expenses, equipment, compensation and consulting services that have a material affect on the financial statements. In estimating the fair value of the shares of the common stock issued, the Board of Directors considered contemporaneous transactions with unrelated third parties. In estimating the value of contributed services, the Board of Directors considered prevailing rates.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2002.

Property, equipment and depreciation

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated to be three years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

                             LEXINGTON BARRON TECHNOLOGIES, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements



Offering Costs

The Company incurred consulting fees related to the preparation of its private placement memorandum and legal and accounting fees for its Form SB-2 registration statement. Legal and accounting costs related to the Form SB-2 equity offering are initially deferred until the offering is completed, at which time they will be recorded as a reduction of gross proceeds from the offering. Should the Form SB-2 offering be unsuccessful, the deferred offering costs will be charged to operations.


Impairment of Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the
assets' carrying amount.   If such assets are impaired, the impairment
to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition
Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition, and American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions.

Revenue from consulting and other services is recognized as the consultation and other services are performed. Revenues from technology consulting, user fees and marketing services contracts are recognized ratably over the contract period in accordance with the period in which the services are performed. Revenues attributable to undelivered elements, including technical support are recognized ratably on a straight-line basis over the contract period.

Financial Instruments

The Company's financial instruments consist of cash and accounts receivable. At December 31, 2002, the fair value of the Company's financial instruments approximate fair value due to the short-term maturity of the instruments.

                             LEXINGTON BARRON TECHNOLOGIES, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements


Stock-based Compensation

Stock-based compensation is valued by either the value of the services provided or the value of the stock issued based on contemporaneous stock sales.

(2)	Related Party Transactions

The Company recognized consulting revenue from one customer in the amount of $2,000, and recorded $2,500 in consulting compensation to an entity affiliated with this customer, during the year ended December 31, 2002.

An officer contributed office space to the Company during all periods presented. The office space was valued at $750 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Three officers contributed product and service development, business development and administrative services to the Company during the years ended December 31, 2002 and 2001. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

During December 2000, the Company issued 3,301,025 shares of it's no par value restricted common stock to three officers of the Company in exchange for expenses paid on behalf of the company in the amount of $1,683 and equipment purchased for the Company in the amount of $4,919. On the transaction date, the Company's common stock had no reliable market value. The shares issued were valued by the amount of reimbursement at $.002 per share.

On August 23, 2000, an officer advanced the Company $100 for working capital. The advance is included in the accompanying financial statements as due to officer.

(3)	Shareholders' Equity

Preferred Stock

The Board of Directors is authorized to issue 5,000,000 shares of no voting power, no par value preferred stock. The Company had no preferred shares issued and outstanding at December 31, 2002.

Private Placement Offering

During January 2002, the Company conducted a private placement offering whereby it sold 875,000 shares of its no par value common stock for $.04 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares were sold through the Company's officers and directors. The Company received proceeds in the amount of $35,000, and paid $7,500 in related offering expenses.

SB-2 Registration

In April 2002, the Company filed a Registration Statement with the Securities and Exchange Commission ("SEC") on Form SB-2 to register to sell 6,816,191 shares of its no par common stock at $.10 per share. 1,816,191 shares are registered for sale by selling shareholders and 5,000,000 are registered for sale by the Company.

                             LEXINGTON BARRON TECHNOLOGIES, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements


The SEC accepted the Form SB-2 during November 2002. The Company closed the offering in February 2003 without selling any shares of its common stock.

Common Stock Issuances

In September 2001, the Company issued 250,000 shares of its common stock for legal services related to the Company's proposed Form SB-2 registration statement. The transaction was valued at $.04 per share in accordance with contemporaneous stock sales in January 2002. As a result, the Company recognized deferred offering costs totaling $5,714 for the proposed offering through Registration Form SB-2 and $4,286 in stock-based legal fees for the selling shareholders in the accompanying financial statements.

In March 2001, the Company issued 750,000 shares of its common stock in exchange for financial consulting services valued at $15,000. On the transaction date, the Company's common stock had no reliable market value. The shares issued were valued by the amount of services provided at $.02 per share. As a result, the Company recognized a stock-based compensation expense totaling $15,000 in the accompanying financial statements.

In March 2001, the Company issued 1,250,000 shares of its common stock in exchange for a database of marketing and suppliers contacts and related assets valued at $25,000. On the transaction date, the Company's common stock had no reliable market value. The Company valued the shares issued by the value of the marketing expenditure at $.02 per share. As a result, the Company recognized a stock-based compensation expense totaling $25,000 in the accompanying financial statements.

In March 2001, the Company issued 625,000 shares of its common stock in exchange for systems and software consulting services valued at $12,500. On the transaction date, the Company's common stock had no reliable market value. The shares issued were valued by the amount of services provided at $.02 per share. As a result, the Company recognized a stock-based compensation expense totaling $12,500 in the accompanying financial statements.

(4)	Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:


                                                                     August 23,
                                                                     2000
                                              For the Years Ended   (Inception)
                                                  December 31,       through
                                          -------------------------- December
                                              2002       2001        31, 2000
                                          ------------ ------------  ----------
U.S. federal statutory graduated rate...     15.00%      15.00%        15.00%
State income tax rate,
 net of federal benefit.................      3.94%       4.63%         4.63%
Contributed rent and services...........    -17.47%     -15.27%       -11.17%
Net operating loss for which no tax
 benefit is currently available.......       -1.47%      -4.36%        -8.46%
                                         ------------ ------------   ----------
                                              0.00%       0.00%         0.00%
                                         ============ ============   ==========

                             LEXINGTON BARRON TECHNOLOGIES, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements


At December 31, 2002, deferred tax assets consisted of a net tax asset of $11,838, due to operating loss carryforwards of $75,092, which was fully allowed for, in the valuation allowance of $11,838. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2002 and 2001, and the period from August 23, 2000 (inception) through December 31, 2000 totaled $2,697, $8,777 and $364, respectively. The current tax benefit totaled $11,838, $9,141 and $364 for the years ended December 31, 2002 and 2001, and the period from August 23, 2000 (inception) through December 31, 2000, respectively.
The net operating loss carry-forward expires through the year 2022.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April __, 2003.

                 LEXINGTON BARRON TECHNOLOGIES, INC.

        By:      /s/ Phillip Kilgore
                --------------------
                Phillip Kilgore
		Principal Executive Officer,
                President, Principal
                Financial Officer and
                Chairman of the Board of Directors


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April __, 2003.

By:    /s/ Phillip Kilgore                   Dated:  April __, 2003
       -------------------
         Phillip Kilgore
	Principal Executive Officer
	President
	Principal Financial Officer and
	Chairman of the Board of Directors

By:    /s/ David A. Goller                   Dated:  April __, 2003
       -------------------
         David A. Goller
	Executive Vice President and Director

By:    /s/ Jeffrey A. Neal                   Dated:  April __, 2003
         Jeffrey A. Neal
	Vice President and Director

CERTIFICATIONS
I, Phillip Kilgore, Chief Executive Officer and Chief Financial Officer of Lexington Barron Technologies, Inc., certify that:
1. I have reviewed this annual report on Form 10-KSB of Lexington Barron Technologies, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April __, 2003


        By:     /s/ Phillip Kilgore
                --------------------
		Phillip Kilgore
		Principal Executive Officer,
                President, Principal
                Financial Officer and
                Chairman of the Board of Directors