Form 10QSB
period 2003-03-31
LEXINGTON BARRON TECHNOLOGIES INC
filed 2003-06-06
CIK 1168932

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003


                                          or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to -------------


Commission file number: 333-68570


                      Lexington Barron Technologies, Inc.
      (Exact Name of Small Business Issuer as Specified in Its Charter)

                                   -------------

                   Colorado                          84-1557072
          (State of incorporation)    (I.R.S. Employer Identification No.)


                       102 South Tejon Street, Suite 1100
                        Colorado Springs, Colorado 80903
                    (Address of principal executive offices)


                 Registrant's telephone number: (719) 351-7910

                                   -------------

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of May 27, 2003 was 7,051,025

Lexington Barron Technologies, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements




                       LEXINGTON BARRON TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                March 31, 2003


Current Assets

 Cash.......................................              $    183
                                                         ------------
         Total current assets                             $    183
                                                         ============

Equipment, net .............................                 2,758
                                                         ------------
                                                          $  2,941
                                                         ============

         Liabilities and Shareholders' Equity


Current Liabilities:
  Accounts payable and accrued expenses....               $ 56,250
  Due to officer ..........................                    100
                                                         -------------
               Total current liabilities...                 56,350
                                                         -------------

Shareholders' equity (Note D):
  Preferred stock .........................                    -
  Common stock.............................                 96,602
  Additional paid-in capital..............                 412,050
  Deficit accumulated during
    development stage.....................                (562,061)
                                                         -------------

        Total shareholders' equity........                 (53,409)
                                                         -------------
                                                          $  2,941
                                                         =============



                  See accompanying notes to financial statements.

                       LEXINGTON BARRON TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Condensed Statement of Operations


                                                                                        August 23,
                                                                                           2000
                                                                                        (Inception)
                                                                                         through
                                                            For the Three Months        March 31,
                                                              Ended March 31,              2003
                                                        --------------------------     ------------
                                                           2003             2002
Consulting revenue...............................      $     1,000     $    7,500      $    25,450
                                                       ------------    ------------    ------------
Operating expenses:
  Stock-based compensation:
    Consulting ..................................              -              -             27,500
    Marketing....................................              -              -             25,000
    Expense reimbursement........................              -              -              1,683
    Legal Fees...................................              -              -              4,286
  Professional services..........................              802         12,041           32,711
  Contributed services (Note B)..................           56,550         34,850          388,800
  Contributed rent (Note B)......................            2,250          2,250           23,250
  Depreciation...................................              702            556            5,661
  Offering Costs (Note D)........................           73,500            -             73,500
  Other general and administrative costs.........              116            319            5,120
                                                       ------------    ------------    ------------
        Total operating expenses.................          133,920         50,016          587,511
                                                       ------------    ------------    ------------
        Loss before income taxes.................         (133,920)    $  (42,516)     $  (562,061)

  Income tax provision (Note C)..................              -              -                -
                                                       ------------    ------------    ------------
        Net loss.................................      $  (132,920)    $  (42,516)     $  (562,061)
                                                       ============    ============    ============
Basic and diluted loss per share.................      $     (0.02)    $    (0.01)
                                                       ============    ============
Weighted average common shares outstanding.......        7,051,025      6,176,025
                                                       ============    ============

                  See accompanying notes to financial statements.

                            LEXINGTON BARRON TECHNOLOGIES, INC.
                               (A Development Stage Company)
                            Condensed Statements of Cash Flows




                                                                                        August 23,
                                                                                           2000
                                                                                        (Inception)
                                                                                         through
                                                            For the Three Months         March 31,
                                                             Ended March 31,               2003
                                                        --------------------------     -------------
                                                           2003             2002
              Net cash (used in)
                operating activities..............             33          (12,289)        (23,917)
                                                      ------------      ------------   ------------
Cash flows from investing activities:
  Capital Expenditures............................            -             (3,500)         (3,500)
                                                      ------------      ------------   ------------
              Net cash (used in)
                investing activities..............            -             (3,500)         (3,500)
                                                      ------------      ------------   ------------


Cash flows from financing activities:
  Working capital advances from an
    officer ......................................            -                 -              100
  Net proceeds from sale of common stock..........            -             27,500          27,500
                                                      ------------      ------------   ------------
              Net cash provided by
                financing activities..............            -             27,500          27,600
                                                      ------------      ------------   ------------
                Net change in cash................             33           11,711             183
Cash, beginning of period.........................            150               -              -
                                                      ------------      ------------   ------------
Cash, end of period...............................    $       183       $   11,711     $       183
                                                      ============      ============   ============


Supplemental disclosure of cash flow information:
   Cash paid for:
      Income taxes................................    $       -         $       -      $       -
                                                      ============      ============   ============
      Interest....................................    $       -         $       -      $       -
                                                      ============      ============   ============

Non-cash investing and financing activities:
    Common stock issued
      for deferred offering costs.................    $       -         $       -      $   (10,000)
                                                      ============      ============   ============



                   See accompanying notes to financial statements.

                      LEXINGTON BARRON TECHNOLOGIES, INC.
                         (A Development Stage Company)

Notes to Condensed Financial Statements
Unaudited

Note A:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB with financial statements dated December 31, 2002, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31,
2003, the Company has devoted substantially all of its efforts to financial planning, raising capital, and developing markets.

Financial data presented herein are unaudited.

Note B:  Related party transactions

An officer contributed office space to the Company during all periods presented. The office space was valued at $750 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Three officers contributed product and service development, business development and administrative services to the Company during the three months ended March 31, 2003 and 2002. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

Note C:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

                      LEXINGTON BARRON TECHNOLOGIES, INC.
                         (A Development Stage Company)

Notes to Condensed Financial Statements
Unaudited

Note D:  Shareholders' equity

SB-2 Registration

In April 2002, the Company filed a Registration Statement with the Securities and Exchange Commission ("SEC") on Form SB-2 to register to sell 6,816,191 shares of its no par common stock at $.10 per share. 1,816,191 shares were registered for sale by selling shareholders and 5,000,000 were registered for sale by the Company.

The SEC accepted the Form SB-2 during November 2002. However, the Company closed the offering in February 2003 without selling any shares of its common stock. After the offering was closed, the Company charged $73,500 in deferred offering costs to operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results and Plan of Operations
---------------------------------------

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

In February 2003, we started some other business development activities. This resulted in one secured contract with several other proposals outstanding as of March 31, 2003. We performed some business planning and systems integration consulting for Camino Real Warehouse. The contract was for $1,000 and was paid in full. However, we wish to remind investors that there can be no guarantee that we will be able to continue to secure customer agreements or generate sufficient revenues, if any, in the future.

If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture. We have not identified any buyers or any joint venture candidates. In addition, we have not entered into any understandings or agreements to sell the business.

The deficit we have accumulated during our development stage from inception to March 31, 2003 is $562,061. We incurred expenses during the quarter ending March 31, 2001 of $133,920. These expenses have been financed exclusively through receipts from equity subscriptions and through the issuance of restricted shares of our common stock and contributed services by our offices. Our loss per share for the quarter ending March 31, 2001 was $(0.02).

Depreciation expense from August 23, 2000 (inception) through March 31, 2003 totaled $5,661. We depreciate our computer equipment over three years, commencing on the day the equipment is placed into service.

As of March 31, 2003, we had accounts payable totaling $56,250. The payable is to our attorney for services rendered in connection with our offering and SB-2 filing.

During the three months ended March 31, 2003, we incurred $802 in professional services. These services were for Internet advertising. In addition, we booked $56,550 in contributed services and $2,250 in contributed rent. Contributed services are management's time and effort for which no cash or stock-based compensation will be paid. The value of management's time and effort is estimated by comparing the level of effort to the cost of similar labor in the local market. The amount of time contributed is taken from time and attendance records. Contributed rent is office space provided by management at no charge. The value of contributed rent is determined by comparing the size and quality of the office space provided with the cost of similar space in the local market.

Management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, due to our low burn rate and the cooperation of our management in deferring salaries, even if we are unsuccessful in selling any of the shares of common stock offered by this prospectus, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next 12 months. However, please be aware that at March 31, 2003 we had a total of only $183 in cash on hand. Fully executing our business plan, however, will significantly change our cash needs and monthly burn rate and we will not be able to begin such execution until we have raised at least $250,000 in gross proceeds. "Monthly burn rate" is the amount of money we must spend each month to continue operating. If we are unable to have sufficient cash to cover our monthly expenses, then we may not be able to continue operating and investors would lose their entire investment.

We do not anticipate that there will be any significant changes in the number of employees or expenditures from what is discussed in this prospectus. There can be no guarantee, however, that conditions will not change forcing us to make changes to any of our plan of operations or business strategies.


Liquidity and Capital Resources
-----------------------------------------

At this time we do not have any significant current liabilities.
Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

To date we have spent a total of $562,061 in general operating expenses and expenses associated with monthly operations. These expenses included communications, rent and other general and administrative costs. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $27,500, net of $7,500 in offering costs. The $7,500 was paid to Europa Global for assisting with the drafting of the offering document.

To date, we have managed to keep our monthly cash flow requirement under an estimated $800 per month for two reasons.
First, our officers have agreed to defer their salaries until the earlier of June 1, 2003 or until we have raised a minimum of $250,000 in gross proceeds from this offering. Second, we have been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and are only paying the direct expenses associated with our business operations.

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

Forward Looking Statements
------------------------------------

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

Recent Accounting Pronouncements
----------------------------------------------

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and
64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

	In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

	In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

Item 3.  Controls and Procedures

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

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls

Part II - Other Information


Items 1-5.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


June 7, 2003

                           LEXINGTON BARRON TECHNOLOGIES, INC.

                           By:   /s/ Phillip Kilgore
                              -----------------------
                                 Phillip Kilgore
                                 Principal Executive Officer,
                                 President, Principal Financial
                                 Officer and Chairman of the Board
                                 of Directors

                     CERTIFICATIONS

         I, Phillip Kilgore, certify that:

         1. I have reviewed this annual report on Form 10-QSB of Lexington Barron Technologies, Inc.

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

         4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls.

         6. The registrant`s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 7, 2003


        By:     /s/ Phillip Kilgore
                -----------------------
		Phillip Kilgore
		Principal Executive Officer and
                Principal Financial Officer