Form 10QSB
period 2003-06-30
LEXINGTON BARRON TECHNOLOGIES INC
filed 2003-08-27
CIK 1168932

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003


                                          or

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

                                   -------------

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 27, 2003 was 7,051,025

Lexington Barron Technologies, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements




                       LEXINGTON BARRON TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                 (Unaudited)
                                June 30, 2003


Current Assets

 Cash.......................................              $     59
                                                         ------------
         Total current assets                             $     59
                                                         ============

Equipment, net .............................                 2,121
                                                         ------------
                                                          $  2,180
                                                         ============

         Liabilities and Shareholders' Equity


Current Liabilities:
  Accounts payable and accrued expenses....               $ 56,000
  Due to officer ..........................                    100
                                                         -------------
               Total current liabilities...                 56,100
                                                         -------------

Shareholders' equity (Note D):
  Preferred stock .........................                    -
  Common stock.............................                 96,602
  Additional paid-in capital..............                 476,000
  Deficit accumulated during
    development stage.....................                (626,522)
                                                         -------------

        Total shareholders' equity........                 (53,920)
                                                         -------------
                                                          $  2,180
                                                         =============



            See accompanying notes to condensed financial statements.

                       LEXINGTON BARRON TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Condensed Statement of Operations
                                   (Unaudited)


                                                                                                               August 23,
                                                                                                                 2000
                                                                                                              (Inception)
                                                                                                                through
                                                                Three Months              Six Months            June 30,
                                                              Ended June 30,            Ended June 30,            2003
                                                        --------------------------     ------------------      ------------
                                                           2003             2002       2003         2002
Consulting revenue...............................      $       955     $   13,750      $   1,955   $    21,250   $   26,405
                                                       ------------    ------------    ----------  -----------   -----------
Operating expenses:
  Stock-based compensation:
    Consulting ..................................              -              -              -            -          27,500
    Marketing....................................              -              -              -            -          25,000
    Expense reimbursement........................              -              -              -            -           1,683
    Legal Fees...................................              -              -              -            -           4,286
  Professional services..........................              520         19,069          1,322        31,110       33,231
  Contributed services (Note B)..................           61,700         38,000        118,250        72,850      450,500
  Contributed rent (Note B)......................            2,250          2,250          4,500         4,500       25,500
  Depreciation...................................              637            701          1,339         1,257        6,298
  Offering Costs (Note D)........................              -              -           73,500          -          73,500
  Other general and administrative costs.........              309          3,352            425         3,671        5,429
                                                       ------------    ------------    ------------  ----------    ---------
        Total operating expenses.................           65,416         63,372        199,336       113,388      652,927
                                                       ------------    ------------    ------------  ----------    ---------
        Loss before income taxes.................          (64,461)       (49,622)      (197,381)      (92,138)    (626,522)

  Income tax provision (Note C)..................              -              -                -          -           -
                                                       ------------    ------------    ------------  ----------   ----------
        Net loss.................................      $   (64,461)    $  (49,622)     $(197,381)     $(92,138)   $(626,522)
                                                       ============    ============    ============  ==========   ==========
Basic and diluted loss per share.................      $     (0.01)    $    (0.01)     $   (0.03)     $  (0.01)
                                                       ============    ============    ============  ==========
Weighted average common shares outstanding.......        7,051,025      7,051,025      7,051,025     7,051,025
                                                       ============    ============    ============  ==========

            See accompanying notes to condensed financial statements.

                            LEXINGTON BARRON TECHNOLOGIES, INC.
                               (A Development Stage Company)
                            Condensed Statements of Cash Flows
                                      (Unaudited)




                                                                                        August 23,
                                                                                           2000
                                                                                        (Inception)
                                                                                         through
                                                              Six Months                 June 30,
                                                             Ended June 30,               2003
                                                        --------------------------     -------------
                                                           2003             2002
              Net cash (used in)
                operating activities..............            (91)         (19,540)        (24,041)
                                                      ------------      ------------   ------------
Cash flows from investing activities:
  Capital Expenditures............................            -             (3,500)         (3,500)
                                                      ------------      ------------   ------------
              Net cash (used in)
                investing activities..............            -             (3,500)         (3,500)
                                                      ------------      ------------   ------------


Cash flows from financing activities:
  Working capital advances from an
    officer ......................................            -                 -              100
  Net proceeds from sale of common stock..........            -             27,500          27,500
                                                      ------------      ------------   ------------
              Net cash provided by
                financing activities..............            -             27,500          27,600
                                                      ------------      ------------   ------------
                Net change in cash................            (91)           4,460              59
Cash, beginning of period.........................            150               -              -
                                                      ------------      ------------   ------------
Cash, end of period...............................    $        59       $    4,460     $        59
                                                      ============      ============   ============


Supplemental disclosure of cash flow information:
   Cash paid for:
      Income taxes................................    $       -         $       -      $       -
                                                      ============      ============   ============
      Interest....................................    $       -         $       -      $       -
                                                      ============      ============   ============

Non-cash investing and financing activities:
    Common stock issued
      for deferred offering costs.................    $       -         $       -      $   (10,000)
                                                      ============      ============   ============


            See accompanying notes to condensed financial statements.

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30,
2003, the Company has devoted substantially all of its efforts to financial planning, raising capital, and developing markets.

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

Three officers contributed product and service development, business development and administrative services to the Company during the Six months ended June 30, 2003 and 2002. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

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

The deficit we have accumulated during our development stage from inception to June 30, 2003 is $626,522. We incurred expenses during the quarter ending June 30, 2001 of $65,416, which remains essentially unchanged from the year earlier quarter, in which we incurred expenses of $63,372. These expenses have been financed exclusively through receipts from equity subscriptions and through the issuance of restricted shares of our common stock and contributed services by our offices. Our loss per share for the quarter ending June 30, 2001 was $(0.01).

For the six months ended June 30, 2003 we incurred operating expenses of $199,336 compared to $113,388 for the year earlier period. The increased expenses are primarily the result of our attempted common stock offering.

Depreciation expense from August 23, 2000 (inception) through June 30, 2003 totaled $6,298. We depreciate our computer equipment over three years, commencing on the day the equipment is placed into service.

As of June 30, 2003, we had accounts payable totaling $56,000. The payable is to our attorney for services rendered in connection with our offering and SB-2 filing.

During the three months ended June 30, 2003, we incurred $520 in professional services. These services were for Internet advertising. In addition, we booked 61,700 in contributed services and $2,250 in contributed rent. Contributed services are management's time and effort for which no cash or stock-based compensation will be paid. The value of management's time and effort is estimated by comparing the level of effort to the cost of similar labor in the local market. The amount of time contributed is taken from time and attendance records. Contributed rent is office space provided by management at no charge. The value of contributed rent is determined by comparing the size and quality of the office space provided with the cost of similar space in the local market.

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

To date we have spent a total of $652,972 in general operating expenses and expenses associated with monthly operations. These expenses included communications, rent and other general and administrative costs. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $27,500, net of $7,500 in offering costs. The $7,500 was paid to Europa Global for assisting with the drafting of the offering document.

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


August 27, 2003

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


August 27, 2003


        By:     /s/ Phillip Kilgore
                -----------------------
		Phillip Kilgore
		Principal Executive Officer and
                Principal Financial Officer

                     SECTION 906 CERTIFICATIONS

Each of the undersigned hereby certifies in his capacity as an officer of Lexington Barron Technologies, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


                                   August 27, 2003



                   By:     /s/ Phillip Kilgore
                           -----------------------
                           Phillip Kilgore
                           Principal Executive Officer and
                           Principal Financial Officer