Form 10QSB
period 2003-09-30
LEXINGTON BARRON TECHNOLOGIES INC
filed 2003-12-11
CIK 1168932

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 -------------


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003


                                          or

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

                                   -------------

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of December 10, 2003 was 7,051,025

Lexington Barron Technologies, Inc. Index to Form 10-QSB

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements




                       LEXINGTON BARRON TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                 (Unaudited)
                                September 30, 2003


Current Assets

 Cash.......................................              $     50
                                                         ------------
         Total current assets                             $     50
                                                         ============

Equipment, net .............................                 1,588
                                                         ------------
                                                          $  1,638
                                                         ============

         Liabilities and Shareholders' Equity


Current Liabilities:
  Accounts payable and accrued expenses....               $ 53,500
  Due to officer ..........................                    100
                                                         -------------
               Total current liabilities...                 53,600
                                                         -------------

Shareholders' equity (Note D):
  Preferred stock .........................                    -
  Common stock.............................                 96,602
  Additional paid-in capital..............                 544,575
  Deficit accumulated during
    development stage.....................                (693,139)
                                                         -------------

        Total shareholders' equity........                 (51,962)
                                                         -------------
                                                          $  1,638
                                                         =============



            See accompanying notes to condensed financial statements.

                       LEXINGTON BARRON TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Condensed Statement of Operations
                                   (Unaudited)


                                                                                                               August 23,
                                                                                                                 2000
                                                                                                              (Inception)
                                                                                                                through
                                                                Three Months              Nine Months          September 30,
                                                            Ended September 30,        Ended September 30,         2003
                                                        --------------------------     ------------------      ------------
                                                           2003             2002       2003         2002
Consulting revenue...............................      $       -       $    3,200      $   1,955   $    24,450   $   26,405
                                                       ------------    ------------    ----------  -----------   -----------
Operating expenses:
  Stock-based compensation:
    Consulting ..................................              -              -              -            -          27,500
    Marketing....................................              -              -              -            -          25,000
    Expense reimbursement........................              -              -              -            -           1,683
    Legal Fees...................................              -              -              -            -           4,286
  Professional services..........................              500            799          1,822        31,909       33,731
  Contributed services (Note B)..................           63,325         43,800        181,575       116,650      513,825
  Contributed rent (Note B)......................            2,250          2,250          6,750         6,750       27,750
  Depreciation...................................              533            710          1,872         1,967        6,831
  Offering Costs (Note D)........................              -              -           73,500          -          73,500
  Other general and administrative costs.........                9            616            434         4,287        5,438
                                                       ------------    ------------    ------------  ----------    ---------
        Total operating expenses.................           66,617         48,175        265,953       161,563      719,544
                                                       ------------    ------------    ------------  ----------    ---------
        Loss before income taxes.................          (66,617)       (44,975)      (263,998)     (137,113)    (693,139)

  Income tax provision (Note C)..................              -              -                -          -           -
                                                       ------------    ------------    ------------  ----------   ----------
        Net loss.................................      $   (66,617)    $  (44,975)     $(263,998)    $(137,113)   $(693,139)
                                                       ============    ============    ============  ==========   ==========
Basic and diluted loss per share.................      $     (0.01)    $    (0.01)     $   (0.04)     $  (0.02)
                                                       ============    ============    ============  ==========
Weighted average common shares outstanding.......        7,051,025      7,051,025      7,051,025     7,051,025
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

                            LEXINGTON BARRON TECHNOLOGIES, INC.
                               (A Development Stage Company)
                            Condensed Statements of Cash Flows
                                      (Unaudited)




                                                                                        August 23,
                                                                                           2000
                                                                                        (Inception)
                                                                                         through
                                                             Nine Months                September 30,
                                                             Ended September 30,          2003
                                                        --------------------------     -------------
                                                           2003             2002
              Net cash (used in)
                operating activities..............         (3,100)         (23,841)        (27,050)
                                                      ------------      ------------   ------------
Cash flows from investing activities:
  Capital Expenditures............................            -             (3,500)         (3,500)
                                                      ------------      ------------   ------------
              Net cash (used in)
                investing activities..............            -             (3,500)         (3,500)
                                                      ------------      ------------   ------------


Cash flows from financing activities:
  Working capital advances from an
    officer ......................................          3,000               -            3,100
  Net proceeds from sale of common stock..........            -             27,500          27,500
                                                      ------------      ------------   ------------
              Net cash provided by
                financing activities..............          3,000           27,500          30,600
                                                      ------------      ------------   ------------
                Net change in cash................           (100)             159              50
Cash, beginning of period.........................            150               -              -
                                                      ------------      ------------   ------------
Cash, end of period...............................    $        50       $      159     $        50
                                                      ============      ============   ============


Supplemental disclosure of cash flow information:
   Cash paid for:
      Income taxes................................    $       -         $       -      $       -
                                                      ============      ============   ============
      Interest....................................    $       -         $       -      $       -
                                                      ============      ============   ============

Non-cash investing and financing activities:
    Common stock issued
      for deferred offering costs.................    $       -         $       -      $   (10,000)
                                                      ============      ============   ============


            See accompanying notes to condensed financial statements.

                      LEXINGTON BARRON TECHNOLOGIES, INC.
                         (A Development Stage Company)

                    Notes to Condensed Financial Statements

                                   Unaudited

Note A:  Basis of presentation
------------------------------

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of September 30, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital, and developing markets.

Financial data presented herein are unaudited.

Note B:  Related party transactions
-----------------------------------

An officer contributed office space to the Company during all periods presented. The office space was valued at $750 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Three officers contributed product and service development, business development and administrative services to the Company during the nine months ended September 30, 2003 and 2002. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

During the three months ended September 30, 2003, an officer contributed $3,000 to the Company for the payment of professional fees. Contributed capital is reported as additional paid in capital in the accompanying condensed financial statements.

Note C:  Income taxes
---------------------

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

Note D:  Shareholders' equity
-----------------------------

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

The deficit we have accumulated during our development stage from inception to September 30, 2003 is $693,139. We incurred expenses during the quarter ending September 30, 2003 of $66,617, which is an increase of 18,442 from the year earlier quarter, in which we incurred expenses of $48,175. This increase is primarily attributed to an increase of $19,525 in contributed services, which was nominally offset by a reduction of $299 in professional service fees amd pf $607 in other general and administrative costs. These expenses have been financed exclusively through receipts from equity subscriptions and through the issuance of restricted shares of our common stock and contributed services by our offices. Our loss per share for the quarter ending September 30, 2001 was $(0.01).

For the nine months ended September 30, 2003 we incurred operating expenses of $263,998 compared to $137,113 for the year earlier period. The increased expenses are primarily the result of our attempted common stock offering and of an increase in contributed services.

Depreciation expense from August 23, 2000 (inception) through September 30, 2003 totaled $6,831. We depreciate our computer equipment over three years, commencing on the day the equipment is placed into service.

As of September 30, 2003, we had accounts payable totaling $53,500. The payable is to our attorney for services rendered in connection with our offering and SB-2 filing.

During the three months ended September 30, 2003, we incurred $500 in professional services. These services were for Internet advertising. In addition, we booked 63,325 in contributed services and $2,250 in contributed rent. Contributed services are management's time and effort for which no cash or stock-based compensation will be paid. The value of management's time and effort is estimated by comparing the level of effort to the cost of similar labor in the local market. The amount of time contributed is taken from time and attendance records. Contributed rent is office space provided by management at no charge. The value of contributed rent is determined by comparing the size and quality of the office space provided with the cost of similar space in the local market.

Please be aware that at September 30, 2003 we had a total of only $50 in cash on hand. Fully executing our business plan, however, will significantly change our cash needs and monthly burn rate and we will not be able to begin such execution until we have raised at least $250,000 in gross proceeds. "Monthly burn rate" is the amount of money we must spend each month to continue operating. If we are unable to have sufficient cash to cover our monthly expenses, then we may not be able to continue operating and investors would lose their entire investment.

Liquidity and Capital Resources
-----------------------------------------

At this time we do not have any significant current liabilities.
Our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

To date we have spent a total of $693,139 in general operating expenses and expenses associated with monthly operations. These expenses included communications, rent and other general and administrative costs. We raised the cash amounts used in these activities from a Regulation D offering in which we raised $27,500, net of $7,500 in offering costs. The $7,500 was paid to Europa Global for assisting with the drafting of the offering document.

To date, we have managed to keep our monthly cash flow requirement under an estimated $800 per month for two reasons.
First, our officers have agreed to defer their salaries until the earlier of June 1, 2003 or until we have raised a minimum of $250,000 in gross proceeds from this offering. Even though it is now past June 1, 2003 our officers have continued to defer their salaries. Second, we have been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and are only paying the direct expenses associated with our business operations.

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


December 9, 2003

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


December 9, 2003


        By:     /s/ Phillip Kilgore
                -----------------------
		Phillip Kilgore
		Principal Executive Officer and
                Principal Financial Officer

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Lexington Barron Technologies, Inc. for the quarter ended September 30, 2003, I, Phillip Kilgore Chief Executive Officer and Chief Financial Officer of Lexington Barron Technologies, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes- Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Report on Form 10-QSB for the quarter ended September 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Report on Form 10-QSB for
the quarter ended September 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Lexington Barron Technologies, Inc.


                                   December 9, 2003



                   By:     /s/ Phillip Kilgore
                           -----------------------
                           Phillip Kilgore
                           Principal Executive Officer and
                           Principal Financial Officer