Form 10KSB
period 2003-12-31
LEXINGTON BARRON TECHNOLOGIES INC
filed 2004-05-18
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                        COMMISSION FILE NUMBER: 005-79752

                             AGU ENTERTAINMENT CORP.

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

                         11077 BISCAYNE BLVD., SUITE 100
                                 MIAMI, FL 33161
      ---------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (305) 899-6100
      ---------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.00 per share
            --------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended December 31, 2003 were $1,955.

The number of shares of the registrant's common stock, par value $0.00 per share, outstanding as of April 21, 2004 was 21,153,075.

Transitional Small Business Disclosure Format (check one): Yes |_| ; No |X|

FORWARD-LOOKING STATEMENTS

This report includes a number of "forward-looking statements" as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Those statements reflect management's current views with respect to future events and financial performance and include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. See "Risk Factors" for a discussion of such factors. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

PART I.

ITEM 1.  DESCRIPTION OF THE BUSINESS

BACKGROUND

Lexington Barron Technologies, Inc. ("we" or the "Company") was founded to address the specific needs of smaller companies and startup organizations by providing a broad range of consulting and advisory services, ranging from market research and analysis to business plan and systems development to financial consulting.

We were incorporated in Colorado on August 23, 2000 and in September 2000 we attended a venture capital conference in Denver, Colorado where we met several consultants that shared our vision of working with start-up companies and small businesses. By January 2001, our management team had put in place a network of business consulting professionals that ranged in expertise from technical consulting to financial consulting to legal and accounting services.

Our market research and analysis services for start-up firms serve as an entry point for clients, where we can deliver an easy to understand view of the marketplace as well as key customer segments specific to the client's desired characteristics. Additionally, this point of entry enables us to have a screening process whereby we can thoroughly analyze the client to determine if it is a viable candidate that warrants further involvement. We generate revenues from our services even in cases that we determine do not merit further participation.

Upon analysis, we provide feedback to the client in the form of a report, a formal presentation, and/or a one-to-one consultation, depending on the client's needs. We are able to provide our clients with quality data, useful interpretations of that data, and focused strategies, including development of an overall business plan, based upon the results of that data. Our expertise enables clients to outsource this critical business function and receive results in a timely manner, saving the client time and money.

EMPLOYEES

As of the date of this report we have 3 full-time employees. We presently have no labor union contract between us and any union and we do not anticipate unionization of our personnel in the foreseeable future. We currently have twenty-two consultants encompassing a variety of business-related disciplines, all working as independent contractors paid by the hour.

RECENT EVENTS

Recently, the Company's management determined that their business model was not progressing as they wished and that the Company should either merge with or acquire an operating company with an operating history and assets. On March 15, 2004, the Company entered into a Stock Exchange Agreement with Pyramid Music Corp., a Florida corporation ("PMC"). Under the terms of the Stock Exchange Agreement, the Company acquired 100% of the stock of PMC in exchange 16,922,464 shares of common stock of the Company (the "Stock Exchange"). As a result of the Stock Exchange, which was consummated on April 1, 2004, the former shareholders of PMC owned, on a fully diluted basis, approximately 80% of the then issued and outstanding shares of common stock of the Company. On March 26, 2004, the Company changed its name to AGU Entertainment Corp.

Following the completion of the Stock Exchange, the Company had issued and outstanding 21,053,076 shares of common stock. See "Security Ownership of Certain Beneficial Owners and Management." As of April 1, 2004, the former principal owners of Lexington Barron Technologies, Inc.'s common stock owned 4,130,612 shares, or approximately 20% of the outstanding common stock of the Company.

In connection with the Stock Exchange, the Company's directors appointed the nominees of the former shareholders of PMC to fill the existing vacancies on the board of directors and then resigned as members of the board.

As a result of the Stock Exchange, the Company has a wholly owned subsidiary, Pyramid Music Corp, a Florida corporation, which in turn wholly owns the following subsidiaries:

o     The Tube Music Network, Inc., a Florida corporation, ("The Tube") and

o     Pyramid  Records  International,  Inc.,  a Florida  corporation  ("Pyramid
      Records").

Our goal is to deliver pure music and entertainment content to the 35 and over age group, which we believe currently accounts for two-thirds of all consumer spending.

The Tube will operate as a 24-hour a day television network and cross all platforms in the digital universe to deliver high quality music video, audio, pay-per-view options and commerce. The Tube will focus solely on music, music consumers and the artists that have shaped the music industry. Les Garland, who co-founded music television stations MTV, VH1 and The Box, serves as President of The Tube and will oversee programming content, distribution, branding, marketing, promotions, public relations and advertising. He also serves as a Senior Executive Vice President and Director of AGU Entertainment Corp.

Pyramid Records expects to sign artists of legendary status along with new talent and produce both studio albums and DVD concerts. These recordings will be sold in record stores across the country and abroad through UMVD, which is the #1 distributor of recorded music in the world. Artists that fit The Tube music format will benefit from the network's direct sales and promotional efforts.

We aim to broaden the scope of our impact in the music and entertainment industry through additional distribution platforms and by acquiring a portfolio of top tier media companies that have demonstrated synergies with our core businesses. Our business strategy includes the internal development and operation of these companies as well as the promotion of cross branding opportunities, ultimately seeking to realize the production and marketing of music DVDs, CDs, television programming, and audio/visual Internet content under a single corporate entity.

Pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission (the "SEC"), AGU Entertainment Corp. is the successor issuer to Lexington Barron Technologies, Inc. for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                                  RISK FACTORS

The following is a summary of the principal risks associated with the ownership of our common stock. You should consider carefully these risk factors, together with all of the other information in this report.

Risks Inherent to this Company:

WE HAVE A LIMITED OPERATING HISTORY AND WE ANTICIPATE THAT WE WILL HAVE OPERATING LOSSES IN THE FORESEEABLE FUTURE.

As a development stage company we have no existing income and a very limited operating history from which to evaluate our business prospects. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of our limited operating history and the emerging nature of the market in which we will compete, we anticipate that we will have operating losses until such time as we can develop a substantial and stable revenue base.

WE WILL NEED ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE ON COMMERCIALLY ACCEPTABLE TERMS, IF AT ALL.

We have very limited financial resources. We anticipate that we will need to seek external debt or equity financing to fund our operations. Although we anticipate that we will have limited lines of credit available to us, these sources of funds or other financing may not be available for us in light of our financial condition or may not be available in amounts we require to operate our business. Our failure to obtain additional capital to finance our working capital needs on acceptable terms will negatively impact our business, financial condition and liquidity.

OUR SUCCESS IS DEPENDENT UPON OUR SENIOR MANAGEMENT TEAM AND OUR ABILITY TO HIRE AND RETAIN QUALIFIED EMPLOYEES.

We believe that our success is substantially dependent upon: (1) our ability to retain and motivate our senior management team and other key employees; and (2) our ability to identify, attract, hire, train, retain and motivate other qualified personnel. The development of our business and operations is dependent upon the efforts and talents of our executive officers. We cannot assure you that we will be successful in retaining the services of any of the members of our senior management team or other key personnel, or in hiring qualified technical, managerial, marketing and customer service personnel. We do not have "key person" life insurance policies on any of our key personnel, so in the event of a tragic incident during the development phase of the Company, we would find ourselves in a very precarious position without the financial ability or management skill to overcome it. If we do not succeed in retaining our employees and in attracting new employees, our business could suffer significantly.

EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION WITH FUTURE ISSUANCES OF OUR COMMON STOCK.

We anticipate issuing a substantial amount of common stock within the next several years, either in connection with an equity incentive plan for directors, officers, key employees and consultants, or in private or public offerings to meet our working capital requirements. Any grants or sales of additional shares of our common stock will have a dilutive effect on the existing shareholders, which could adversely affect the value of our common stock.

THERE ARE POTENTIAL CONFLICTS OF INTERESTS AND AGREEMENTS THAT ARE NOT SUBJECT TO ARM'S LENGTH NEGOTIATIONS.

Several shareholders of the Company have provided bridge financing for start-up costs. These bridge loans totaled approximately $300,000 at April 1, 2004. We intend to repay these bridge loans out of the proceeds raised from future offerings of our securities or any operating revenues. Additionally, several of the shareholders are affiliated with entities that may receive brokerage fees, consulting fees and other compensation related to the performance of services for the Company. The Company is also responsible for a payment of approximately $350,000 on behalf of Pyramid Media Group, Inc., of which Allen Jacobi, president of Pyramid Records, is an owner and shareholder. See "Certain Relationships and Related Transactions."

WE ADOPTED PROVISIONS LIMITING THE LIABILITY OF MANAGEMENT TO SHAREHOLDERS.

We have adopted provisions, and will maintain provisions, to our articles of incorporation and by-laws that limit the liability of officers, directors, and employees, and provide for indemnification by the Company of officers, directors, and employees to the full extent permitted by Colorado law. Colorado law provides that officers and directors have no personal liability to a Company or its shareholders for monetary damages for breach of fiduciary duties as officers or directors, except for a breach of their duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director or officer derives an improper personal benefit. Such provisions substantially limit the shareholders' ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

WE MAY NOT BE ABLE TO ADEQUATELY MANAGE FUTURE GROWTH.

If we are successful in developing our business plan, the anticipated future growth of the business could place a significant strain on our managerial, operational and financial resources. We cannot assure you that management would effectively manage a significant growth in our business. The failure to adequately manage any growth would adversely effect our business operations and financial results.

WE DO NOT HAVE AN ESTABLISHED TRADING MARKET FOR OUR COMMON STOCK.

There is currently no established trading market for the common stock of the Company. Accordingly, an investment in the Company should presently be regarded as illiquid as well as highly speculative, and is suitable only for persons who can hold their investment in the Company indefinitely. We may seek to apply to have our common stock listed, but we cannot assure you that we will undertake to have our common stock trade on a regulated market, or if we do apply that we will be successful in our attempt.

OUR MANAGEMENT, THROUGH ITS SIGNIFICANT OWNERSHIP OF OUR COMMON STOCK, HAS ULTIMATE CONTROL OVER OUR OPERATIONS.

Our management owns a majority of the total outstanding shares of our common stock and therefore has ultimate control over the operations of the Company. These officers and employees will be able to control or otherwise significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

WE HAVE NEVER PAID DIVIDENDS AND DO NOT ANTICIPATE PAYING ANY IN THE FORESEEABLE FUTURE.

We have never declared or paid a cash dividend and we do not expect to have any cash with which to pay cash dividends in the foreseeable future. If we do have available cash, we intend to use it to grow our business.

Risks Related to the Nature of the Proposed Business:

WE MAY BE UNABLE TO IMPLEMENT OUR BUSINESS AND GROWTH STRATEGY.

Our growth strategy is dependent upon our ability to generate sales and profits. This includes, but is not limited to, (i) the integration of new products; (ii) establishing and maintaining sales and distribution channels, including the launch of our television network, (iii) developing new business opportunities;
(iv) maintaining our existing clients and developing the organization and systems to support these clients; (v) the establishment of financial and management systems; (vi) the ability to attract, retain and hire highly skilled management and consultants (vii) obtaining adequate financing on acceptable terms to fund our growth strategy; (viii) developing and expanding our client and customer bases; (ix) negotiating agreements on terms that increase or maintain the Company's current profit margins. Our failure with respect to any or all of these factors could impair our ability to successfully implement our growth strategy, which could have a material adverse effect on our results of operations and financial condition.

WE  INTEND  TO  LAUNCH  NEW  PRODUCTS  IN  A  VOLATILE  MARKET  AND  WE  MAY  BE
UNSUCCESSFUL.

We intend to launch new products, which include a television network featuring classic rock music and video focused on the adult market, and an international distribution of the Havana Bridge project, an album and DVD featuring internationally renowned artists performing with Cuban artists. The consumer retail market and the television industry are volatile marketplaces and we may not be able to successfully penetrate and develop either sector. We cannot assure you that we will be able to find, purchase and maintain the airwave space necessary to carry and successfully launch a new television network. Even if we are able to find such airwave space, we will be successful only if consumers establish a loyalty to our network and purchase the products advertised on the network, including those products offered by our subsidiary, Pyramid Records. We will have no control over consumer reaction to our network or product offerings. If we are not successful in building a strong and loyal consumer following, we may not be able to generate sufficient sales to achieve profitability.

WE DO NOT HAVE THE ABILITY TO CONTROL THE VOLATILITY OF SALES.

Our business is dependent on selling our products in a volatile consumer oriented marketplace. The retail consumer industry, by its nature, is very volatile and sensitive to numerous economic factors, including competition, market conditions, and general economic conditions. None of these conditions are within our control. There can be no assurance that we will have stable or growing sales of our record company products and advertising space of our television network, and maintain profitability in the volatile consumer marketplace.

WE MAY NOT BE ABLE TO PURCHASE AND/OR LICENSE ASSETS THAT ARE CRITICAL TO OUR BUSINESS.

We intend to purchase and/or license archived video and music collection libraries to fulfill the programming needs of The Tube. The acquisition or licensure of these assets is critical to accomplishing the business plan of the Company. We cannot assure you that we will be successful in obtaining these assets or that if we do acquire them, that we will be able to do so at a reasonable cost. Our failure to purchase and/or license these libraries at a reasonable cost would have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO MAINTAIN OUR CLIENT RELATIONSHIPS THAT WE HAVE DEVELOPED.

Pyramid Records' clients are comprised primarily of artists and celebrities. This clientele is fragmented and requires a great deal of servicing to maintain strong relationships. Our ability to maintain client loyalty will be dependent upon our ability to successfully market and distribute their products, as well as our ability to service their needs. We cannot assure you that we will be successful in maintaining relationships with our artists. Our inability to maintain these relationships could have a material adverse effect on our business, results of operations and financial condition.

OUR FAILURE TO DEVELOP ADVERTISING REVENUES COULD ADVERSELY IMPACT OUR BUSINESS.

We intend to generate a significant portion of our revenue from our television network, The Tube, through advertising. It is unlikely that we will be able to obtain long-term commitments from advertisers due to the start-up nature of our business. Advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could occur as a result of a strike, or a general economic downturn in one or more industries or in one or more geographic areas. If we are unable to generate significant revenue from advertising, it will have a material adverse effect on our financial condition and results of operations.

WE  MAY   ENCOUNTER   INTENSE   COMPETITION   FROM   SUBSTANTIALLY   LARGER  AND
BETTER-FINANCED COMPANIES.

Our success  will depend upon our ability to penetrate  the consumer  market for media oriented products and establish a television network with sufficient ratings to cover the costs associated with operating the network and provide a return to our investors. Our television network and record company will compete with more established entities with greater financial resources, longer operating histories and more recognition in the market place than we do. It is also possible that previously unidentified competitors may enter the market place and decrease our chance of acquiring the requisite market share. Our future success will depend upon our ability to penetrate the market quickly and efficiently. Our ability to respond to competitive product offerings and the evolving demands of the marketplace will play a key role in our success. Our failure to develop, maintain and continually improve our distribution process could prevent us from attaining sufficient market share. If we are unable to respond and compete in these markets, it will have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNABLE TO ADEQUATELY REACT TO MARKET CHANGES.

Our success is partially dependent upon our ability to develop our market and change our business model as may be necessary to react to changing market conditions. Our ability to modify or change our business model to fit the needs of a changing market place is critical to our success, and an inability to do so could have a material adverse affect on our business, liquidity and financial condition.

COPYRIGHT LAWS MAY NEGATIVELY AFFECT THE VALUE OF CERTAIN OF OUR ASSETS.

Under existing United States copyright law, sound recordings may be protected. United States copyright law, however, also gives individual authors the inalienable right to recapture the rights to their copyrighted material by terminating any transfer of interest in his or her copyright. For example, for transfers given on or after January 1, 1978, the author may terminate the transfer after 35 years, or perhaps earlier if the performer has shorter reversion provisions within their agreements. A more complex timeline applies to termination of transfers conveyed on or before December 31, 1977. Strict rules of notice (i.e., a notice of intent to terminate given from the author to the publisher) must be followed by the author to validate the termination. As a result, certain of our assets may be lost if challenged by authors seeking to recapture their copyrighted material, thereby potentially negatively affecting the results of operations and financial condition of the Company and its future prospects.

ITEM 2.  DESCRIPTION OF PROPERTIES

We do not own any real estate and we lease all of our operating space. As of April 1, 2004, we leased the following office locations:

      o approximately 1,500 square feet of office space located at 11077 Biscayne Boulevard, Suite 100, Miami, Florida 33161; this office space was leased for a term of one year expiring on September 20, 2004 at an annual rental of $21,600;

      o approximately 3,000 square feet of office space located at 11077 Biscayne Boulevard, Suite 200, Miami, Florida; this office space was leased for a term of two years expiring on September 30, 2005 at an annual rental of $46,110;

      o approximately 8,900 square feet of recording studio space located at 12390 NE 13th Place, North Miami, Florida 33181 for a term of 36 months expiring on September 30, 2006, at a current annual rental of $35,967.36; and

      o approximately 532 square feet of office space located at 2040 Sherman Street, Suite 16, Hollywood, Florida 33020; this office space was leased month to month at a monthly rental of $1,749.

Management considers our office space adequate for our present requirements. In the event that expansion of our business requires that we obtain additional space, management believes that such space would be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved as a plaintiff or defendant in various legal proceedings arising in the usual course of our business. At the current time, there is no pending litigation or legal action against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

There is currently no public trading market for our common stock.

As of April 4, 2004, there were 102 holders of record of Common Stock inclusive of those brokerage firms and/or clearinghouses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The deficit we have accumulated during our development stage from inception to December 31, 2003 is $746,012, and our working capital deficit as of December 31, 2003 was approximately $56,000. We incurred expenses of $318,826 and $208,940 during the years ended December 31, 2003 and 2002 respectively. Revenues in 2003 and 2002 were not significant. Our losses since inception have been financed exclusively through receipts from equity subscriptions and through the issuance of restricted shares of our common stock and contributed services by our offices. Our loss per share was $0.04 and $0.03 for the years ended December 31, 2003 and 2002 respectively.

Recently, the Company's management determined that their business model was not progressing as they wished and that the Company should either merge with or acquire an operating company with an operating history and assets. On March 15, 2004, the Company entered into a Stock Exchange Agreement with Pyramid Music Corp., a Florida corporation ("PMC"). Under the terms of the Stock Exchange Agreement, the Company acquired 100% of the stock of PMC in exchange 16,922,464 shares of common stock of the Company (the "Stock Exchange"). As a result of the Stock Exchange, which was consummated on April 1, 2004, the former shareholders of PMC, owned on a fully diluted basis, approximately 80% of the then issued and outstanding shares of common stock of the Company. On March 26, 2004 we changed our name to AGU Entertainment, Inc.

The financial statements included in this 10-KSB represent the results of operations for Lexington Barron Technologies, Inc. for 2003 and 2002. Future filings will reflect the operating results and financial position of PMC, the operating company acquired April 1, 2004, under the name of AGU Entertainment, Inc. The company we acquired was formed as a development stage enterprise with no operating history, and is subject to all of the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. No assurances can be given that the business will continue as a going concern or achieve profitability. Due to the absence of an operating history and the emerging nature of the market in which it competes, we anticipate operating losses until such time as it can develop a substantial and stable revenue base.

The growth and development of the business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital. We currently do not have adequate cash to meet our short or long term objectives.

We expect that an equity offering will be required in mid 2004 to provide for working capital, capital expenditures and business expansion for a limited period of time, not to exceed the next six to twelve months. There can be no assurances that we will be successful in completing such an offering, in executing the business plan or achieving profitability. If we are not successful in raising additional capital, our financial condition and business operations will be adversely affected. Additionally, if we are successful in implementing our initial business plan, we will need to raise additional funds in order to fund more rapid expansion, to develop new and enhanced services and products, and to respond to competitive pressures.

There are currently no commitments for additional financing, and there can be no assurances that we will be successful in raising additional capital to operate or grow the business. If adequate funds are not available on acceptable terms, we will not be able to fund expansion, develop or enhance products and services, and respond to competitive pressures, which would have a material adverse effect on our ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS



INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                              15

Balance Sheets at December 31, 2003                                                       16

Statements of Operations for the years ended December 31, 2003 and 2002                   17

Statement of Changes in Shareholders' Deficit for the years ended December 31, 2003 and
2002                                                                                      18

Statements of Cash Flows for the years ended December 31, 2003 and 2002                   19

Notes to Financial Statements                                                             20

INDEPENDENT AUDITORS' REPORT

The Board of Directors and shareholders

AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.):


We have audited the accompanying balance sheet of AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.) as of December 31, 2003, and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGU Entertainment Corp. as of December 31, 2003 and the results of its operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck, P.C.
Denver, Colorado

April 2, 2004

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)


                           CONSOLIDATED BALANCE SHEET

                      For the Year Ended December 31, 2003


ASSETS                                                                      2003
                                                                       ------------
Current Assets:
Cash ...............................................................   $         34
Total current assets ...............................................             34

Equipment, net of accumulated depreciation of $7,123 ...............          1,296
                                                                       ------------
Total Assets .......................................................   $      1,330
                                                                       ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses ..............................   $     56,365
Due to officer (Note 2) ............................................            100
                                                                       ------------
Total liabilities ..................................................         56,465
                                                                       ------------
Shareholders' deficit (Note 3):
Preferred stock, no par value; 5,000,000 shares authorized,
-0- shares issued and outstanding ..................................             --
Common stock, no par value; 20,000,000 shares authorized,
7,051,025 shares issued and outstanding ............................         96,602
Additional paid-in capital .........................................        594,275
Deficit accumulated during development stage .......................       (746,012)
                                                                       ------------
Total shareholders' deficit ........................................        (55,135)
                                                                       ------------
Total liabilities and shareholders' deficit ........................   $      1,330
                                                                       ============

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)


                           CONSOLIDATED BALANCE SHEET

                      For the Year Ended December 31, 2003




                                                                           2003            2002
                                                                       ------------    ------------
Consulting revenue .................................................   $      1,955    $     24,450

Professional services ..............................................          4,687          31,909
Contributed services (Note 2) ......................................        229,025         160,450
Contributed rent (Note 2) ..........................................          9,000           9,000
Depreciation .......................................................          2,164           2,677
Offering costs (Note 1) ............................................         73,500              --
Other general and administrative costs .............................            450           4,904
                                                                       ------------    ------------
Total operating expenses ...........................................        318,826         208,940
                                                                       ------------    ------------
Loss before income taxes ...........................................       (316,871)       (184,490)
                                                                       ============    ============
Income tax provision (Note 4) ......................................             --              --
Net loss ...........................................................   $   (316,871)   $   (184,490)
                                                                       ============    ============
Basic and diluted loss per share ...................................   $      (0.04)   $      (0.03)
                                                                       ============    ============
Weighted average common shares outstanding -
Basic and diluted ..................................................      7,051,025       6,916,410
                                                                       ============    ============

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)


                           CONSOLIDATED BALANCE SHEET

                      For the Year Ended December 31, 2003



                                                          COMMON STOCK          ADDITIONAL
                                                   -------------------------     PAID-IN       RETAINED
                                                      SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                                                   -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2001 ...................     6,176,025        69,102       183,800      (244,651)         8,251

January 2002, sale of common stock
pursuant to a private placement
offering, net of offering costs of
$7,500 ($.04/share) (Note 3) ...................       875,000        27,500            --            --         27,500
Value of services contributed
by officers (Note 2) ...........................            --            --       160,450            --        160,450
Value of office rent contributed by
an officer (Note 2) ............................            --            --         9,000            --          9,000
Net loss .......................................            --            --            --      (184,490)      (184,490)
                                                   -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2002 ...................     7,051,025        96,602       353,250      (429,141)        20,711

Capital contributed by officer (Note 2) ........            --            --         3,000            --          3,000
Value of services contributed
by officers (Note 2) ...........................            --            --       229,025            --        229,025
Value of office rent contributed by
an officer (Note 2) ............................            --            --         9,000            --          9,000
Net loss .......................................            --            --            --      (316,871)      (316,871)
                                                   -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2003 ...................     7,051,025   $    96,602   $   594,275   $  (746,012)   $   (55,135)
                                                   ===========   ===========   ===========   ===========    ===========

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)


                           CONSOLIDATED BALANCE SHEET

                      For the Year Ended December 31, 2003


                                                                           2003            2002
                                                                       ------------    ------------
Cash flows from operating activities:
Net loss ...........................................................   $   (316,871)   $   (184,490)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation .......................................................          2,164           2,677
Common stock issued in exchange for
services and property (Notes 2 and 3) ..............................             --              --
Loss on write-off of deferred offering costs .......................         73,500              --
Services contributed by officers (Note 2) ..........................        229,025         160,450
Rent contributed by an officer (Note 2) ............................          9,000           9,000
Changes in operating assets and liabilities:
Payables ...........................................................             66          56,299
                                                                       ------------    ------------
Net cash (used in) provided by
operating activities ...............................................         (3,116)         43,936
                                                                       ------------    ------------
Cash flows from investing activities:
Capital expenditures ...............................................             --          (3,500)
                                                                       ------------    ------------
Net cash (used in) investing activities ............................             --          (3,500)
                                                                       ------------    ------------
Cash flows from financing activities:
Working capital advances from an officer ...........................          3,000              --
Net proceeds from sale of common stock .............................             --          27,500
Payments for offering costs ........................................             --         (67,786)
                                                                       ------------    ------------
Net cash provided by (used in) financing activities ................          3,000         (40,286)
                                                                       ------------    ------------
Net change in cash .................................................           (116)            150
Cash, beginning of period ..........................................            150              --
                                                                       ------------    ------------
Cash, end of period ................................................   $         34    $        150
                                                                       ============    ============
Supplemental disclosure of cash flow information: Cash paid for:
Income taxes .......................................................   $         --    $         --
                                                                       ============    ============
Interest ...........................................................   $         --    $         --
                                                                       ============    ============

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.) (referenced as "we", "us", "our" in the accompanying footnotes) was incorporated on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. Our services have included market research, business plan development, strategy development, financial modeling and forecasting, and Pre-IPO and IPO consulting.

Effective April 1, 2004, we closed a Stock Exchange Agreement with Pyramid Music Corp., a Florida corporation, which resulted in a change in control of our company (see note 5).

Inherent in our business are various risks and uncertainties, including its limited operating history, historical operating losses, and dependence upon its officers and strategic alliances. Management plans to raise capital through the sale of securities to enable us to expand our operations. Our future success will be dependent upon our ability to create and provide effective and competitive entertainment products, and ultimately, to attain profitability. There is no assurance that we will be successful in raising the capital required to develop our operations or that we can attain profitability.

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

CASH AND CASH EQUIVALENTS

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2003.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is estimated to be three years. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated.

OFFERING COSTS

We incurred consulting fees related to the preparation of our private placement memorandum and legal and accounting fees for our Form SB-2 registration statement. Legal and accounting costs related to the Form SB-2 equity offering are initially deferred until the offering is completed, at which time they would be recorded as a reduction of gross proceeds from the offering. However, we closed the offering in February 2003 without selling any shares of our common stock. After the offering was closed, we charged $73,500 in deferred offering costs to operations.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

REVENUE RECOGNITION

Revenue is recognized when earned. Our revenue recognition policies are in compliance with all applicable accounting regulations, including Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition, and American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions.

Revenue from consulting and other services is recognized as the consultation and other services are performed.

FINANCIAL INSTRUMENTS

Our financial instruments consist of cash, accounts payable and accruals. At December 31, 2003, the carrying values of our financial instruments approximate fair value due to the short-term maturity of the instruments.

STOCK-BASED COMPENSATION

Stock-based compensation is valued by either the value of the services provided or the value of the stock issued based on contemporaneous stock sales.

(2) RELATED PARTY TRANSACTIONS

An officer contributed office space to us during all periods presented. The office space was valued at $750 per month based on the market rate in the local area and is included in the accompanying financial statements as "contributed rent" expense with a corresponding credit to "additional paid-in capital".

Three officers contributed product and service development, business development and administrative services to us during all periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as "contributed services" with a corresponding credit to "additional paid-in capital".

During the year ended December 31, 2003, an officer contributed $3,000 to us for the payment of professional fees. Contributed capital is reported as additional paid in capital in the accompanying financial statements.

We recognized consulting revenue from one customer in the amount of $2,000, and recorded $2,500 in consulting expense to an entity affiliated with this customer, during the year ended December 31, 2002.

(3) SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Board of Directors is authorized to issue 5,000,000 shares of no voting power, no par value preferred stock. We had no preferred shares issued and outstanding at December 31, 2003.

PRIVATE PLACEMENT OFFERING

During January 2002, we conducted a private placement offering whereby we sold 875,000 shares of our no par value common stock for $.04 per share pursuant to an exemption from registration claimed under sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares were sold through our officers and directors. We received proceeds in the amount of $35,000, and paid $7,500 in related offering expenses.

SB-2 REGISTRATION

In April 2002, we filed a Registration Statement with the Securities and Exchange Commission ("SEC") on Form SB-2 to register to sell 6,816,191 shares of our no par common stock at $.10 per share. 1,816,191 shares are registered for sale by selling shareholders and 5,000,000 are registered for sale by us. The SEC accepted the Form SB-2 during November 2002; however, we closed the offering in February 2003 without selling any shares of our common stock.

(4) INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                    --------------------------
                                                                         2003           2002
                                                                    -----------    -----------
U.S. federal statutory graduated rate ...........................        18.32%         15.00%
State income tax rate,
  net of federal benefit ........................................         3.78%          3.94%
Contributed rent and services ...................................       -16.62%        -17.47%
Net operating loss for which no tax
  benefit is currently available ................................        -5.48%         -1.47%
                                                                    -----------    -----------
                                                                          0.00%          0.00%
                                                                    ===========    ===========


At December 31, 2003, deferred tax assets consisted of a net tax asset of $29,184, due to operating loss carryforwards of $154,372, which was fully allowed for, in the valuation allowance of $29,184. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2003 and 2002 totaled $17,346 and $2,697, respectively. The current tax benefit totaled $17,346 and $2,697 for the years ended December 31, 2003 and 2002, respectively. The net operating loss carry-forward expires through the year 2023.

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

Should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(5) SUBSEQUENT EVENTS

On March 15, 2004, we entered into a Stock Exchange Agreement with Pyramid Music Corp., a Florida corporation ("PMC"). Under the terms of the Stock Exchange Agreement, we acquired 100 percent of the stock of PMC in exchange 16,922,464 shares of our common stock. As a result of the Stock Exchange, which was consummated on April 1, 2004, the former shareholders of PMC, owned on a fully diluted basis, approximately 80 percent of the then issued and outstanding shares of our common stock, resulting in a change in control.

As a result of the Stock Exchange, our company, through our new subsidiary PMC, has two wholly-owned operating entities that are or will become engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., that plans to air traditional music video archives and live concert DVDs of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, Pyramid Records International, Inc., that has merged audio, visual and Internet content into one corporate concept.

On March 26, 2004, we changed our name to AGU Entertainment Corp.


ITEM 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, the Company performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b) Changes in Internal Controls

There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of the board of directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

From the Company's inception until the Stock Exchange, Phillip Kilgore served as Chairman, President, Chief Financial Officer and Secretary of the Company. Jeffrey Neal served as Vice President, and David Goller served as Executive Vice President. Upon the consummation of the Stock Exchange, Mr. Kilgore, Mr. Neale and Mr. Goller resigned.

The following table sets forth information regarding the Company's directors and executive officers as of April 1, 2004. There are no family relationships among any of our directors and officers.

NAME                                         AGE          POSITIONS
----                                         ---          ---------
Michael Jay Solomon                          67           Director
David M. Levy                                52           Director and President of the Company
Les Garland.                                 51           Director and President of The Tube
Allen Jacobi                                 56           President of Pyramid Records
Gregory R. Catinella                         53           Director
John W. Poling                               58           Director

Michael Jay Solomon has an employment agreement to serve as Chairman of PMC upon the occurrence of certain financing conditions. Prior to joining PMC, Mr. Solomon was Chairman and Chief Executive Officer of El Camino Entertainment Group, Inc. from 2002 to April 2004. El Camino Entertainment Group, Inc. is a company dedicated to building a live family entertainment company on a national basis through the consolidation of family run companies that operate rides, games and food at state and county fairs and carnivals throughout the United States. Mr. Solomon became a director of the Company upon the consummation of the Stock Exchange.

David M. Levy has served as President of PMC since 2003 and will continue to serve as President of the Company. Prior to joining PMC, Mr. Levy was the vice president of business development of Northwestern Bell Phones, a manufacturing and marketing company of consumer electronics from 1995 to 2003. Mr. Levy became the president and a director of the Company upon the consummation of the Stock Exchange.

Les Garland has served as President of The Tube since 2003. Prior to joining The Tube, Mr. Garland was President of Afterplay Marketing, Inc., a Nevada company from 1998 to 2003. From 1998 to 2000, Mr. Garland was consultant to the College Television Network, a television network on college campuses across the United

States. Mr. Garland became a director of the company upon the consummation of the Stock Exchange.

Allen Jacobi founded Pyramid Media Group, Inc., a record label, in 1990. Mr. Jacobi joined PMC when certain assets of Pyramid Media Group were acquired by PMC in 2003.

Gregory R. Catinella has been the owner of Catinella Realty, a small boutique real estate company since January 2004. Prior to owning Catinella Realty, Mr. Catinella was Chairman and President of Catinella Consulting Inc., a provider of consulting, marketing and business development services to public and private companies, from 1986 to 2004. Mr. Catinella became a director of the Company upon the consummation of the Stock Exchange.

John W. Poling is a partner at Tatum Partners, LLP, which he joined in 2002. Tatum Partners, LLP provide financial services to emerging growth, middle market and multinational companies. Prior to joining Tatum Partners, LLP, Mr. Poling served as Chief Financial Officer of U.S. Plastic Lumber Corp. from 1999 to 2002. Mr. Poling serves on the board of directors of Kreisler Manufacturing Corporation, SystemOne Technology, Inc. and National Earth Services, Inc. Mr. Poling became a director of the Company upon the consummation of the Stock Exchange.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid to or accrued for the fiscal years ended December 31, 2003, 2002 and 2001 to the Chief Executive Officer and our other most highly compensated executive officers of Lexington Barron Technologies, Inc., all of whom were serving as executive officers at the end of our last fiscal year. To date, no officers have received any compensation.


ANNUAL COMPENSATION

--------------------- -------- --------- -------- ---------------- ------------ ------------ ---------- --------------
                                                       Other       Restricted   Securities                   All
Name and Principal    Fiscal                          Annual          Stock     Underlying     LTIP         Other
      Position         Year     Salary    Bonus    Compensation      Awards       Options     Payouts   Compensation
--------------------- -------- --------- -------- ---------------- ------------ ------------ ---------- --------------
Phillip Kilgore,      2003     $0           0            0              0            0           0            0
Chairman and          2002     $0           0            0              0            0           0            0
Interim CEO           2001     $0           0            0              0            0           0            0
--------------------- -------- --------- -------- ---------------- ------------ ------------ ---------- --------------
David A. Goller,      2003     $0           0            0              0            0           0            0
Executive Vice        2002     $0           0            0              0            0           0            0
President             2001     $0           0            0              0            0           0            0
--------------------- -------- --------- -------- ---------------- ------------ ------------ ---------- --------------
Jeffrey A. Neal,      2003     $0           0            0              0            0           0            0
Vice President        2002     $0           0            0              0            0           0            0
                      2001     $0           0            0              0            0           0            0
--------------------- -------- --------- -------- ---------------- ------------ ------------ ---------- --------------

Executive Compensation.

Compensation of management is determined by the compensation committee of the board of directors. The stockholders of the Company will not have the opportunity to vote on or approve such compensation. Except as set forth in the table below, prior to December 31, 2003, no compensation was paid to any officer or director of the Company or its predecessor entities. No officer or director has received stock options or non-cash compensation.

The following table sets forth all cash compensation paid to the president of AGU Entertainment Corp's for the year ended December 31, 2003 and AGU Entertainment Corp's most highly compensated executive officer.

                                                        Annual Compensation

                                                                      Other Annual         All Other
Name and Principal Position                    Year     Salary        Compensation         Compensation
David Levy                                     2003     $3,607        $11,934(1)           $0
  President

Les Garland                                    2003     $64,421       $0                   $0
  President of The Tube

(1)   Includes compensation for an automobile allowance.

Employment Agreements

David M. Levy. Under an employment agreement, dated as of April 1, 2004, David Levy serves as our President. The agreement terminates on March 23, 2009 and may be extended for subsequent one-year periods by both parties signing an extension prior to 30 days of the expiration date. Under the agreement, Mr. Levy is entitled to receive an annual salary of $350,000 or such greater amount as the board of directors may determine. This annual salary increases 5% on March 23, 2005. Under the agreement, Mr. Levy deferred any salary in excess of $2,500 per week until the Company raises a minimum of $5,000,000 in equity or equity equivalents. If Mr. Levy is terminated without cause, the Company must pay him any of his annual salary that has accrued, and an amount equal to the lesser of his annual salary for the number of months remaining in the term of the agreement or his monthly salary multiplied by 24.

Michael Jay Solomon. Under an employment agreement, dated as of October 1, 2003 and amended as of December 1, 2003, Michael Jay Solomon will serve as our Chairman beginning on the date of the closing of a debt and/or equity financing with gross proceeds to the Company of approximately $6,000,000. The agreement terminates on the fifth anniversary of the commencement date and renews automatically for successive two-year periods, unless either party provides written notice 90 days prior to the termination of the agreement. Under the agreement, Mr. Solomon is entitled to an annual salary of $400,000 or such greater amount as the board of directors may determine. This annual salary increases annually by an amount equal to the greater of 7.5% per year or by an amount equal to the consumer price index. If, during the term of the agreement or within 18 months after its termination, the Company undergoes a change of control, the Company must pay Mr. Solomon a bonus in amount equal to the greater of $3,000,000 or 5% of the total consideration paid, received or contributed by or to the Company in the change of control. The maximum of such bonus is $10,000,000, unless Mr. Solomon introduced the Company to the other party involved in the change of control. Mr. Solomon is entitled to a performance bonus at the end of each fiscal year based upon the Company attaining financial performance targets set by the board of directors. Mr. Solomon is also entitled to an expense allowance of $4,000 per month. If the Company terminates Mr. Solomon without cause or Mr. Solomon resigns for good reason, then in addition to his annual salary, the Company must pay Mr. Solomon severance equal to two years annual salary.

Allen Jacobi. Under an employment agreement, dated as of April 1, 2004, Allen Jacobi serves as President of Pyramid Records International, Inc. The agreement terminates on March 23, 2009 and may be extended for subsequent one-year periods by both parties signing an extension prior to 30 days of the expiration date. Under the agreement, Mr. Jacobi is entitled to receive an annual salary of $200,000 or such greater amount as the board of directors may determine. This annual salary increases 5% on March 23, 2005. If Mr. Jacobi is terminated without cause, the Company must pay him any of his annual salary that has accrued, and an amount equal to the lesser of his annual salary for the number of months remaining in the term of the agreement or his monthly salary multiplied by 18.

Les Garland. Under an employment agreement, dated July 2003, Les Garland serves as Chief Operating Officer of The Tube Music Network, Inc. Under the agreement, Mr. Garland is entitled to receive an annual salary of $350,000. If Mr. Garland is terminated without cause or resigns for good reasons, the Company must pay him monthly installments during the severance period in amount equal to one-twelfth of his base salary. If the Company undergoes a change of control, the Company must pay Mr. Garland a fee equal to 3% of the aggregate market value of the business combination, with a minimum of $3 million and a maximum of $10 million. If Mr. Garland introduces the transaction to the Company, there is no maximum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of April 1, 2004, adjusted to reflect the Stock Exchange, by: o each person known by the Company to own beneficially more than 5% of the Company's common stock;

      o     each of the Company's named executive officers;

      o     each director of the Company; and

      o     all of the executive officers and directors as a group.

      The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares owned beneficially. The percentage of beneficial ownership of common stock after the Stock Exchange is based on 21,153,075 shares outstanding.

NAME AND ADDRESS OF BENEFICIAL                      SHARES                  PERCENTAGE OF
OWNER (1)                                     BENEFICIALLY OWNED             OUTSTANDING
                                               AFTER THE STOCK                  SHARES
                                                   EXCHANGE
Michael Jay Solomon
   Director of the Company...............              444,444(2)                    2.1%
Les Garland
   President of The Tube and Director of the
Company..................................              1,542,000                     7.3%
Allen Jacobi
   President of Pyramid Records..........              123,750(3)                      *
David M. Levy
   President of the Company and Director of
the Company..............................           2,752,353(4)(5)                  13.1%
Gregory Catinella
   Director of the Company...............               736,500                      3.5%

NAME AND ADDRESS OF BENEFICIAL                      SHARES                  PERCENTAGE OF
OWNER (1)                                     BENEFICIALLY OWNED             OUTSTANDING
                                               AFTER THE STOCK                  SHARES
                                                   EXCHANGE
John W. Poling                                          200,000                        *
   Director of the Company

Rachel Levy                                         1,300,784(5)(6)                  6.1%
7014 DelCorso Lane
Delray, FL 33446.........................

Ned Siegel
500 T-Rex Ave., Suite 150
Boca Raton, FL 33431.....................              1,655,691                     7.9%

Neil Strum
3849 Rambla Pacifico                                                                 7.9%
Malibu, California 90265.................              1,655,691

VLC Holdings, LLC
2455 E. Sunrise Blvd., Suite 502
Ft. Lauderdale, FL 33304.................           2,739,373(5)(7)                  13.1%

All executive officers and directors as a
group....................................              5,799,067                     27.5%

* Less than 1%
--------------------------------------------------------------------------------

(1) Unless otherwise indicated, the address of record for the owner is 11077 Biscayne Blvd., Suite 100, Miami, Florida 33161

(2) Held by Solomon Family Trust, dated December 21, 1989, 14 Beverly Park, Beverly Hills, CA 90210.

(3)   Includes 23,750 shares owned by Cheri Jacobi, Allen Jacobi's wife.

(4) Includes 5,000 shares owned by David M. Levy and excludes 1,300,784 shares owned by Rachel Levy, David Levy's mother. Also includes shares owned by VLC Holdings and 8,000 shares owned by Victoria Levy, David Levy's daughter.

(5) The aggregate holdings of David M. Levy, Victoria Levy, Rachel Levy and VLC Holdings total 4,053,157 and represent approximately 19.2% of the Company's outstanding common stock.

(6)   Excludes shares held by David M. Levy and Victoria Levy.

(7) The principal owners of VLC Holdings, LLC are the wife and daughter of David M. Levy, the President and a director of the Company. Excludes shares held by David M. Levy, Victoria Levy and Rachel Levy.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 3, 2004, we acquired an assignment for a Distribution Agreement, dated May 1, 2003, by and between Ark 21 Records, L.P. and Pyramid Media Group, Inc., a non-affiliated company owned and controlled by Allen Jacobi, the president of Pyramid Records, Inc.. In exchange for the assignment of this agreement, we provided the following consideration to Pyramid Media Group, Inc: (1) employment of Mr. Jacobi and (2) the assumption of a debt totaling approximately $350,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits filed as part of this report. The following exhibits are incorporated by reference herein or filed herewith.

         NUMBER           TITLE
         ------           -----

      2.1* Share Exchange Agreement, dated March 15, 2004, between the shareholders of Pyramid Music Corp., Pyramid Music Corp. and Lexington Barron Technologies, Inc. (Incorporated by reference to the Registrants Form 8-K filed April 21, 2004, as amended)

      3.1* Articles of Incorporation of Lexington Barron Technologies, Inc. (incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-86244)).

      3.2* Article of Amendment to Articles of Incorporation of Lexington Barron Technologies, Inc. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      3.3* Articles of Amendment to Articles of Incorporation of AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      3.4* Bylaws of Lexington Barron Technologies, Inc. (incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-86244)).

      3.5* Specimen certificate of the common stock of Lexington Barron Technologies, Inc. (incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-86244)).

      10.1* Employment agreement of David Levy, dated as of April 1, 2004. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      10.2* Employment agreement of Michael Jay Solomon, dated as of October 1, 2003. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      10.3*       Amendment  to  Employment  Agreement  of Michael Jay  Solomon,
                  dated as of December 1, 2003. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      10.4* Employment agreement of Allen Jacobi, dated as of April 1, 2004. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      10.5* Assignment and Assumption Agreement, dated as of March 3, 2004, among Pyramid Media Group, Inc., Allen Jacobi and Pyramid Records International , Inc. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      10.6* Amendment to Assignment and Assumption Agreement, dated March 8, 2004, by and among Pyramid Media Group, Inc., Allen Jacobi and Pyramid Records International , Inc. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      10.7* Corporate Guaranty, dated March 5, 2004. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      10.8*       Employment  Agreement  of  Les  Garland,   dated  July  2003..
                  (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      14.1        Code of Ethics

      21.1* List of Subsidiaries. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

----------------------------
*     Previously filed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid audit fees to its independent certified public accountants, Cordovano and Honeck, P.C, in the amount of $3,500 and $6,713 for the years ended December 31, 2003 and 2002 respectively. Tax and other professional fees paid to the independent certified public accountants in 2003 and 2002 were not significant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2004.

        .                          AGU ENTERTAINMENT CORP.

                              By: /s/ David M. Levy
                                  ----------------------------------------------
                                  David M. Levy
                                  President and Principal Executive Officer, and Director


      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 17, 2004.

By: /s/ David M. Levy
    ----------------------------------------------
    David M. Levy
    President and Principal Executive Officer, and
    Director'
    Principal Accounting Officer, Secretary and Chairman of the Board of
    Directors

By: /s/Michael Jay Solomon
    ----------------------------------------------
    Michael Jay Solomon
    Director

By: /s/ Les Garland
    ----------------------------------------------
    Les Garland
    Director

By: /s/ Gregory R. Catinella
    ----------------------------------------------
    Gregory R. Catinella
    Director

By: /s/ John W. Poling
    ----------------------------------------------
    John W. Poling
    Director