Form 10QSB
period 2004-03-31
LEXINGTON BARRON TECHNOLOGIES INC
filed 2004-05-24
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

 (Mark one)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004

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

                                 (305) 899-6100
      ---------------------------------------------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)


     Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]


      The number of shares of the registrant's common stock, no par value, outstanding as of April 30, 2004 was 21,053,076.

   Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  UNAUDITED FINANCIAL INFORMATION
Item 1.  Financial Statements:
Condensed Balance Sheet as of March 31, 2004 (unaudited) ..........           3
Condensed Statements of Operations for the Three Months Ended March
31, 2004 and 2003 (unaudited)......................................           4
Condensed Statements of Cash Flows for the Three Months Ended March
31, 2004 and 2003 (unaudited)......................................           5
Notes to Condensed Unaudited Financial Statements..................           6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................           7
Item 3.  Controls and Procedures                                              9
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.........................................          10
Item 2.  Changes in Securities ....................................          10
Item 3.  Defaults Upon Senior Securities...........................          10
Item 4.  Submission of Matters to a Vote of Security
  Holders..........................................................          10
Item 6.  Exhibits and Reports on Form 8-K..........................          10
SIGNATURES.........................................................          10
Section 302 Certifications                                                   11
Section 906 Certifications                                                   12


                           FORWARD LOOKING STATEMENTS

     When used in this Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to risks associated with our ability to obtain adequate financing on commercially acceptable terms, economic conditions, demand for products and services of the Company, newly developing technologies, the Company's ability to compete, the effects of competition from entities with greater financial resources than that possessed by the Company and shareholder dilution. Such factors, which are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with undue reliance on any such forward-looking statements, which speak only as of the date made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                             CONDENSED BALANCE SHEET
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)


ASSETS
      Total Assets ..............................................    $       --
                                                                     ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued expenses .......................    $    3,935
                                                                     ----------
      Total liabilities .........................................         3,935
                                                                     ----------

Shareholders' deficit:
    Preferred stock, no par value; 10,000,000 shares authorized,
      -0- shares issued and outstanding .........................            --
    Common stock, no par value; 100,000,000 shares authorized,
      7,051,025 shares issued and outstanding ...................        96,602
    Additional paid-in capital ..................................       596,525
    Deficit accumulated during development stage ................      (697,062)
                                                                     ----------

      Total shareholders' deficit ...............................        (3,935)
                                                                     ----------

      Total liabilities and shareholders' deficit ...............    $       --
                                                                     ==========

       See accompanying notes to condensed unaudited financial statements

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                            2004             2003
                                                        ------------     ------------

Consulting revenue .................................    $         --     $      1,000
                                                        ------------     ------------

Operating Expenses
    Professional services ..........................             935              802
    Contributed services (Note 2) ..................              --           56,550
    Contributed rent (Note 2) ......................           2,250            2,250
    Depreciation ...................................           1,296              702
    Offering costs .................................              --           73,500
    Gain on forgiveness of debt (Note 4) ...........         (53,465)              --
    Other general and administrative costs .........              34              116
                                                        ------------     ------------

                   Total operating expenses ........         (48,950)         133,920
                                                        ------------     ------------

                   Income (loss) before income taxes          48,950         (132,920)

Income tax provision (Note 3) ......................              --               --
                                                        ------------     ------------

                   Net income (loss) ...............    $     48,950     $   (132,920)
                                                        ============     ============

Basic and diluted income (loss) per share ..........    $       0.01     $      (0.02)
                                                        ============     ============

Weighted average common shares outstanding -
    Basic and diluted ..............................       7,051,025        7,051,025
                                                        ============     ============

       See accompanying notes to condensed unaudited financial statements

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                       FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ----------------------------
                                                          2004            2003
                                                      ------------    ------------
                    Net cash (used in) provided by
                        operating activities .....             (34)             33
                                                      ------------    ------------

                        Net change in cash .......             (34)             33
Cash, beginning of period ........................              34             150
                                                      ------------    ------------

Cash, end of period ..............................    $         --    $        183
                                                      ============    ============

Supplemental disclosure of cash flow information:
   Cash paid for:
       Income taxes ..............................    $         --    $         --
                                                      ============    ============
       Interest ..................................    $         --    $         --
                                                      ============    ============

       See accompanying notes to condensed unaudited financial statements

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)

                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

     AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.) ("We" or "the Company") was incorporated on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. With the exception of the share exchange agreement described below and in note 5, the Company did not engage in any significant operations or enter into any material transactions during the first three months of 2004. Prior services have included market research, business plan development, strategy development, financial modeling and forecasting, and Pre-IPO and IPO consulting.

     Effective April 1, 2004, the Company completed a Share Exchange Agreement with Pyramid Music Corp. ("PMC"), a Florida corporation, which resulted in a change in control of the company (see note 5).

BASIS OF PRESENTATION

     The Company's unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. The interim unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB as filed with the SEC for the year ended December 31, 2003. Management acknowledges its responsibility for the preparation of the accompanying interim condensed financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

2.   RELATED PARTY TRANSACTIONS

     An officer contributed office space to us during all periods presented. The office space was valued at $750 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

     Three officers contributed product and service development, business development and administrative services to us during the three months ended March 31, 2003. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which ranged from $50 to $100 per hour based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

3.   INCOME TAXES

     We record our income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". We incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

4.   EXTINGUISHMENT OF DEBT

     During the three months ended March 31, 2004, our attorney forgave all liabilities owed by us to his firm, totaling $53,465. This amount is included in the accompanying condensed financial statements as "Gain on forgiveness of debt".

5.   SUBSEQUENT EVENT

     On March 15, 2004, the Company entered into a Share Exchange Agreement (the "Share Exchange") with PMC. Under the terms of the Share Exchange Agreement, the Company acquired 100 percent of the stock of PMC in exchange for 16,922,464 shares of the Company's common stock. As a result of this transaction, which was consummated on April 1, 2004, the former shareholders of PMC owned, on a fully diluted basis, approximately 80 percent of the then issued and outstanding shares of the Company's common stock, resulting in a change in control.

     As a result of the Share Exchange, the Company, through its new subsidiary PMC, has two wholly-owned operating entities that are or will become engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., that plans to air traditional music video archives and live concert DVDs of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, Pyramid Records International, Inc. ("PRI"), that has merged audio, visual and Internet content into one corporate concept.

     In anticipation of the above-mentioned transaction, the Company changed its name to AGU Entertainment Corp on March 26, 2004.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of the Share Exchange Agreement described below and in note 5 to the financial statements, we did not engage in any significant operations or enter into any material transactions during the first three months of 2004. Prior services have included market research, business plan development, strategy development, financial modeling and forecasting, and Pre-IPO and IPO consulting.

     The deficit we have accumulated during our development stage from inception to March 31, 2004 is $697,062. We have no assets and $3,935 of liabilities as of March 31, 2004. Excluding the extinguishment of certain liabilities in the first quarter of 2004, we incurred expenses of $4,515 and $133,920 during the three months ending March 31, 2004 and 2003 respectively. Revenues during the first three months of 2004 and 2003 were not significant. Our losses since inception been financed exclusively through receipts from equity subscriptions and through the issuance of restricted shares of our common stock and contributed services by our officers.

     Recently, we determined that our business model was not progressing as we anticipated and that we should either merge with or acquire a company that is currently conducting operations or has significant assets. From our inception through March 14, 2004, we conducted no significant operations or transactions, and did not enter into any material agreements or commitments. On March 15, 2004, we entered into a Share Exchange Agreement with Pyramid Music Corp., a Florida corporation ("PMC"). Under the terms of the Share Exchange Agreement, we acquired 100% of the stock of PMC in exchange for 16,922,464 shares of common stock of the Company

(the "Share Exchange"). As a result of the Share Exchange, which was consummated on April 1, 2004, the former shareholders of PMC owned, on a fully diluted basis, approximately 80% of the then issued and outstanding shares of common stock of the Company. In anticipation of this transaction, on March 26, 2004 we changed our name to AGU Entertainment, Inc.

     The financial statements included in this 10-QSB represent the results of operations for Lexington Barron Technologies, Inc. for the first three months of 2004 and 2003. Future SEC filings will reflect the operating results and financial position of PMC, the operating company acquired April 1, 2004, under the name of AGU Entertainment, Inc. The Company we acquired was formed as a development stage enterprise with no operating history, and is subject to all of the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. No assurances can be given that the business will continue as a going concern or achieve profitability. Due to the absence of an operating history and the emerging nature of the market in which we will compete, we anticipate operating losses until such time as we can develop a substantial and stable revenue base.

     The growth and development of the business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on the existing shareholders of the Company.

     We expect that an equity offering will be required in mid 2004 to provide for working capital, capital expenditures and business expansion for a limited period of time, not to exceed the next six to twelve months. There can be no assurances that we will be successful in completing such an offering, in executing the business plan or achieving profitability. If we are not successful in raising additional capital, our financial condition and business operations will be adversely affected. Additionally, if we are successful in implementing our initial business plan, we will need to raise additional funds in order to finance more rapid expansion, to develop new and enhanced services and products, and to respond to competitive pressures.

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

     Although there can be no assurances, we are seeking additional capital prior to June 30, 2004, that if we are successful in finding funding, should provide necessary working capital through the end of 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Effective January 1, 2004, we adopted FIN 46R, which did not have a material effect on our financial statements.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any major market risk exposure to changing interest rates. We currently do not engage in any hedging activities to manage this risk. At March 31, 2004, we had no outstanding indebtedness that was subject to any interest rates.

ITEM 4.
CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company, as of March 31, 2004, had no legal proceedings. From time to time, the Company may be involved as plaintiff or defendant in various legal proceedings arising in the usual course of business.

ITEM 2.  CHANGES IN SECURITIES

On April 1, 2004, the Company acquired 100% of the stock of Pyramid Music Corp., ("PMC") in exchange for 16,922,464 shares of common stock of the Company. Following the completion of this transaction the former shareholders of PMC owned, on a fully diluted basis, approximately 80% of the then issued and outstanding shares of common stock of the Company. As of April 1, 2004 the Company had issued and outstanding 21,053,076 shares of common stock and the former principal owners of Lexington Barron Technologies, Inc.'s common stock owned 4,130,612 shares, or approximately 20% of the outstanding common stock of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          none

     (b)  Reports on Form 8-K

               On April 16, 2004 the Company filed a Report on Form 8-K, subsequently amended on April 21, 2004, to report that the Company had acquired 100% of the stock of Pyramid Music Corp. in exchange for 16,922,464 shares of common stock of the Company


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAY 25, 2004                            /s/ David C. Levy
  Date                                  David C. Levy
                                        Chief Financial Officer