Form 10KSB/A
period 2003-12-31
AGU Entertainment Corp.
filed 2004-06-15
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               AMMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

                           Common Stock, no par value
            --------------------------------------------------------
                                (Title of class)

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

The number of shares of the registrant's common stock, no par value, outstanding as of April 21, 2004 was 21,053,076.

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

As a result of the Stock Exchange, the Company has a wholly owned subsidiary, PMC, which in turn wholly owns the following subsidiaries:

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

The financial statements included in this Amendment No. 1 to Form 10-KSB represent the results of operations for Lexington Barron Technologies, Inc. for 2003 and 2002. Future filings will incorporate the operating results and financial position of PMC, the operating company acquired April 1, 2004, under the name of AGU Entertainment, Inc. The company we acquired was formed as a development stage enterprise with no operating history, and is subject to all of the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. No assurances can be given that the business will continue as a going concern or achieve profitability. Due to the absence of an operating history and the emerging nature of the market in which it competes, we anticipate operating losses until such time as it can develop a substantial and stable revenue base.

The growth and development of the business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital. We currently do not have adequate cash to meet our short or long term objectives.

We expect that an equity offering will be required in the second half of 2004 to provide for working capital, capital expenditures and business expansion for a limited period of time, not to exceed the next six to twelve months. There can be no assurances that we will be successful in completing such an offering, in executing the business plan or achieving profitability. If we are not successful in raising additional capital, our financial condition and business operations will be adversely affected. Additionally, if we are successful in implementing our initial business plan, we will need to raise additional funds in order to fund more rapid expansion, to develop new and enhanced services and products, and to respond to competitive pressures.

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

/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado

April 2, 2004

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                         (A DEVELOPEMENT STAGE COMPANY)

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
                                                                       ============

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                         (A DEVELOPEMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

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
                                                                       ============    ============

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                         (A DEVELOPEMENT STAGE COMPANY)

                 STATEMENT OF CHANGES AND SHAREHOLDERS' EQUITY

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
                                                   ===========   ===========   ===========   ===========    ===========

                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                         (A DEVELOPEMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

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

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate the carrying value of our long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

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

(4) INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                      --------------------------
                                                           2003           2002
                                                      -----------    -----------
U.S. federal statutory graduated rate .............        18.32%         15.00%
State income tax rate,
  net of federal benefit ..........................         3.78%          3.94%
Contributed rent and services .....................       -16.62%        -17.47%
Net operating loss for which no tax
  benefit is currently available ..................        -5.48%         -1.47%
                                                      -----------    -----------
                                                            0.00%          0.00%
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

On March 26, 2004, we changed our name to AGU Entertainment Corp.


ITEM 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June 2004, the Company engaged the firm of Weinberg and Company P.A. as its new independent principal accountants to audit AGU Entertainment's financial statements. The Company has had no disagreements on accounting and financial disclosure with its auditor or the previous auditor.


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

NAME                                         AGE          POSITIONS
----                                         ---          ---------
Michael Jay Solomon                          67           Director
David C. Levy                                52           Director and President of the Company
Les Garland.                                 51           Director and President of The Tube
Allen Jacobi                                 56           President of Pyramid Records
Gregory R. Catinella                         53           Director
John W. Poling                               58           Director

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

David C. Levy has served as President of PMC since 2003 and will continue to serve as President of the Company. Prior to joining PMC, Mr. Levy was the vice president of business development of Northwestern Bell Phones, a manufacturing and marketing company of consumer electronics from 1995 to 2003. Mr. Levy became the president and a director of the Company upon the consummation of the Stock Exchange.

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

CODE OF ETHICS

We have adopted a Code of Business Conduct. Our Code defines the standard of conduct expected by our employees and non-employee directors. The Code is attached as an exhibit to this report.

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

                                                        Annual Compensation

                                                                      Other Annual         All Other
Name and Principal Position                    Year     Salary        Compensation         Compensation
David C. Levy                                  2003     $3,607        $11,934(1)           $0
  President

Les Garland                                    2003     $64,421       $0                   $0
  President of The Tube

(1)   Includes compensation for an automobile allowance.

Employment Agreements

David C. Levy. Under an employment agreement, dated as of April 1, 2004, David Levy serves as our President. The agreement terminates on March 23, 2009 and may be extended for subsequent one-year periods by both parties signing an extension prior to 30 days of the expiration date. Under the agreement, Mr. Levy is entitled to receive an annual salary of $350,000 or such greater amount as the board of directors may determine. This annual salary increases 5% on March 23, 2005. Under the agreement, Mr. Levy deferred any salary in excess of $2,500 per week until the Company raises a minimum of $5,000,000 in equity or equity equivalents. If Mr. Levy is terminated without cause, the Company must pay him any of his annual salary that has accrued, and an amount equal to the lesser of his annual salary for the number of months remaining in the term of the agreement or his monthly salary multiplied by 24.

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

      The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares owned beneficially. The percentage of beneficial ownership of common stock after the Stock Exchange is based on 21,053,076 shares outstanding.

NAME AND ADDRESS OF BENEFICIAL                      SHARES                  PERCENTAGE OF
OWNER (1)                                     BENEFICIALLY OWNED             OUTSTANDING
                                               AFTER THE STOCK                  SHARES
                                                   EXCHANGE
Michael Jay Solomon
   Director of the Company...............              444,444(2)                    2.1%
Les Garland
   President of The Tube and Director of the
Company..................................              1,542,000                     7.3%
Allen Jacobi
   President of Pyramid Records..........              123,750(3)                      *
David C. Levy
   President of the Company and Director of
the Company..............................           2,752,353(4)(5)                  13.1%
Gregory Catinella
   Director of the Company...............               736,500                      3.5%

NAME AND ADDRESS OF BENEFICIAL                      SHARES                  PERCENTAGE OF
OWNER (1)                                     BENEFICIALLY OWNED             OUTSTANDING
                                               AFTER THE STOCK                  SHARES
                                                   EXCHANGE
John W. Poling                                          200,000                        *
   Director of the Company

Rachel Levy                                         1,300,784(5)(6)                  6.1%
7014 DelCorso Lane
Delray, FL 33446.........................

Ned Siegel
500 T-Rex Ave., Suite 150
Boca Raton, FL 33431.....................              1,655,691                     7.9%

Neil Strum
3849 Rambla Pacifico                                                                 7.9%
Malibu, California 90265.................              1,655,691

VLC Holdings, LLC
2455 E. Sunrise Blvd., Suite 502
Ft. Lauderdale, FL 33304.................           2,739,373(5)(7)                  13.1%

All executive officers and directors as a
group....................................              5,799,067                     27.5%

* Less than 1%
--------------------------------------------------------------------------------

(1) Unless otherwise indicated, the address of record for the owner is 11077 Biscayne Blvd., Suite 100, Miami, Florida 33161

(2) Held by Solomon Family Trust, dated December 21, 1989, 14 Beverly Park, Beverly Hills, CA 90210.

(3)   Includes 23,750 shares owned by Cheri Jacobi, Allen Jacobi's wife.

(4) Includes 5,000 shares owned by David C. Levy and excludes 1,300,784 shares owned by Rachel Levy, David Levy's mother. Also includes shares owned by VLC Holdings and 8,000 shares owned by Victoria Levy, David Levy's daughter.

(5) The aggregate holdings of David C. Levy, Victoria Levy, Rachel Levy and VLC Holdings total 4,053,157 and represent approximately 19.2% of the Company's outstanding common stock.

(6)   Excludes shares held by David C. Levy and Victoria Levy.

(7) The principal owners of VLC Holdings, LLC are the wife and daughter of David C. Levy, the President and a director of the Company. Excludes shares held by David C. Levy, Victoria Levy and Rachel Levy.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits filed as part of this report. The following exhibits are incorporated by reference herein or filed herewith.

         NUMBER           TITLE
         ------           -----

      2.1* Share Exchange Agreement, dated March 15, 2004, between the shareholders of Pyramid Music Corp., Pyramid Music Corp. and Lexington Barron Technologies, Inc. (Incorporated by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      3.1* Articles of Incorporation of Lexington Barron Technologies, Inc. (incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-86244)).

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

      10.1* Employment agreement of David C. Levy, dated as of April 1, 2004. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      10.2* Employment agreement of Michael Jay Solomon, dated as of October 1, 2003. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      10.3*       Amendment  to  Employment  Agreement  of Michael Jay  Solomon,
                  dated as of December 1, 2003. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

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

AUDIT FEES

The Company paid audit fees to its independent certified public accountants, Cordovano and Honeck, P.C, in the amount of $3,500 and $6,713 for the years ended December 31, 2003 and 2002 respectively.

ALL OTHER FEES

Tax and other professional fees paid to the independent certified public accountants in 2003 and 2002 were not significant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 15, 2004.

                                AGU ENTERTAINMENT CORP.

                                By: /s/ David C. Levy
                                    ------------------------------------------
                                    David C. Levy
                                    President and Principal Executive Officer,
                                    Principal Financial Officer and Director


      In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 15, 2004.

By: /s/ David C. Levy
    ----------------------------------------------
    David C. Levy
    President and Principal Executive Officer, and
    Director'
    Principal Financial Officer, Secretary and Chairman of the Board of
    Directors

By: /s/ Michael Jay Solomon
    ----------------------------------------------
    Michael Jay Solomon
    Director

By: /s/ Les Garland
    ----------------------------------------------
    Les Garland
    Director

By: /s/ Gregory R. Catinella
    ----------------------------------------------
    Gregory R. Catinella
    Director

By: /s/ John W. Poling
    ----------------------------------------------
    John W. Poling
    Director