Form 10QSB
period 2004-06-30
AGU Entertainment Corp.
filed 2004-08-20
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

      (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2004

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
            OF 1934

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER: 005-79752


                             AGU ENTERTAINMENT CORP.
      ---------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the issuer's common stock, no par value, outstanding as of August 16, 2004 was 21,395,791.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]


                             AGU ENTERTAINMENT CORP.
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                                      INDEX

                                                                                               PAGE
PART I.  UNAUDITED FINANCIAL INFORMATION                                                       ----

Item 1.  Financial Statements:

    Condensed Consolidated Balance Sheet as of June 30, 2004 (unaudited)                        3

    Condensed Consolidated Statements of Operations for the Three Months
     Ended June 30, 2004 and 2003 (unaudited)                                                   4

    Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2004
    and 2003 and Inception through June 30, 2004 (unaudited)                                    5

    Condensed Consolidated Statement of Changes in Shareholders Deficiency                      6

    Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004
    and 2003 and Inception through June 30, 2004 (unaudited)                                    7

    Notes to Condensed Consolidated Financial Statements (unaudited)                            8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   13

Item 3. Controls and Procedures                                                                15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     16

Item 2.  Changes in Securities                                                                 16

Item 3.  Defaults Upon Senior Securities                                                       16

Item 4.  Submission of Matters to a Vote of Security Holders                                   16

Item 5.  Other information                                                                     16

Item 6.  Exhibits and Reports on Form 8-K                                                      17

SIGNATURES                                                                                     17


                           FORWARD LOOKING STATEMENTS

      This report includes a number of "forward-looking statements" as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements reflect management's current views with respect to future events and financial performance and include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of such factors. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

                     PART 1. UNAUDITED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                AT JUNE 30, 2004
                                   (UNAUDITED)

ASSETS
Current Assets:
    Cash                                                            $       600
    Note receivable, related party                                       15,500
    Prepaid expenses                                                    101,588
                                                                    -----------
       Total current assets                                             117,688

    Property and Equipment, net of accumulated
     depreciation of $54,385                                            283,252
    Intangibles, net                                                    971,935
    Other assets                                                         26,604
                                                                    -----------
       Total Assets                                                 $ 1,399,479
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
    Accounts payable and accrued liabilities                        $   663,722
    Subordinated convertible notes                                       50,000
    Notes payable, related parties                                      428,812
    Notes payable, other                                              1,699,000
    Capital leases payable, current                                      12,439
    Equipment note, current                                              11,739
    Other current liabilities                                           724,796
                                                                    -----------
       Total current liabilities                                      3,590,508

    Capital leases payable - non current                                 18,019
    Equipment note - non current                                         42,841
    Notes payable, related parties - non current                        245,493
                                                                    -----------
       Total liabilities                                              3,896,861
                                                                    -----------

    Commitments and Contingencies                                            --
Shareholders' Deficiency:
    Preferred stock, no par value; 10,000,000 shares authorized
       0 shares issued and outstanding                                       --
    Common stock, no par value; 50,000,000 shares
       authorized, 21,395,791 shares issued and outstanding             769,779
    Deficit accumulated during development stage                     (3,267,161)
                                                                    -----------
       Total shareholders' deficiency                                (2,497,382)
                                                                    -----------

       Total liabilities and shareholders' deficiency               $ 1,399,479
                                                                    ===========

      See accompanying notes to condensed consolidated financial statements

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                   2004            2003
                                               ------------    ------------

Revenues                                       $     15,000    $         --
                                               ------------    ------------

Operating Expenses
    Promotion and advertising                       394,263              --
    Depreciation and amortization                    54,689              --
    Other general and administrative costs        1,091,421          26,242
                                               ------------    ------------

                   Total operating expenses       1,540,373          26,242
                                               ------------    ------------

                   Operating loss                (1,525,373)        (26,242)

Interest expense                                     32,640              --
                                               ------------    ------------

                   Loss before income taxes      (1,558,013)        (26,242)

Income tax provision                                     --              --
                                               ------------    ------------

                   Net loss                    $ (1,558,013)   $    (26,242)
                                               ============    ============

Basic and diluted loss per share               $      (0.07)   $      (0.00)
                                               ============    ============

Weighted average common shares outstanding -
    Basic and diluted                            21,318,560       6,664,014
                                               ============    ============

      See accompanying notes to condensed consolidated financial statements


                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND
          FOR THE PERIOD MAY 20, 2003 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

                                                                                INCEPTION TO
                                                  2004             2003         JUNE 30, 2004
                                               ------------    ------------    ------------

Revenues                                       $     15,000    $         --    $    108,209
                                               ------------    ------------    ------------

Operating Expenses
    Promotion and advertising                       528,230              --         558,532
    Depreciation and amortization                    66,987              --          83,485
    Other general and administrative costs        1,830,523          26,242       2,684,236
                                               ------------    ------------    ------------

                   Total operating expenses       2,425,740          26,242       3,326,253
                                               ------------    ------------    ------------

                   Operating loss                (2,410,740)        (26,242)     (3,218,044)

Interest expense                                     45,154              --          49,117
                                               ------------    ------------    ------------

                   Loss before income taxes      (2,455,894)        (26,242)     (3,267,161)

Income tax provision                                     --              --              --
                                               ------------    ------------    ------------

                   Net loss                    $ (2,455,894)   $    (26,242)   $ (3,267,161)
                                               ============    ============    ============

Basic and diluted loss per share               $      (0.14)   $      (0.01)   $      (0.20)
                                               ============    ============    ============

Weighted average common shares outstanding -
    Basic and diluted                            18,125,528       3,332,007      16,306,945
                                               ============    ============    ============

      See accompanying notes to condensed consolidated financial statements


                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
          FOR THE PERIOD MAY 20, 2003 (INCEPTION) THROUGH JUNE 30, 2004
                                   (UNAUDITED)

                                                                            ACCUMULATED
                                                    COMMON STOCK          DEFICIT DURING
                                                 SHARES        AMOUNT    DEVELOPMENT STAGE   TOTAL
                                               -----------   -----------   -----------    -----------
Common stock issued in exchange
    for cash on May 20, 2003 (inception)        14,628,324   $       400   $        --    $       400

Common stock issued in exchange
     for services, March 22, 2004                2,294,140        28,677            --         28,677

Recapitalization as a result of merger with
 Lexington Barron Technologies, Inc.
 on April 1, 2004                                4,230,614            --            --             --

Convertible subordinate notes and accrued
    interest converted into common stock,
    April 18, 2004                                 203,482       610,445            --        610,445

Notes payable and accrued interest
converted into common stock, June 30, 2004          39,231       130,257            --        130,257

Net loss                                                --            --    (3,267,161)    (3,267,161)
                                               -----------   -----------   -----------    -----------

Balance at June 30, 2004                        21,395,791   $   769,779   $(3,267,161)   $(2,497,382)
                                               ===========   ===========   ===========    ===========


      See accompanying notes to condensed consolidated financial statements


                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, AND
          FOR THE PERIOD MAY 20, 2003 (INCEPTION) THROUGH JUNE 30, 2004
                                                                                                 INCEPTION TO
                                                                      2004           2003        JUNE 30, 2004
                                                                   -----------    -----------    -----------
Cash flows from operating activities:
     Net loss                                                      $(2,455,894)   $   (26,242)   $(3,267,161)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                66,987             --         83,485
           Common stock issued as payment for services                  28,677             --         28,677
           Decrease in accounts receivable                              40,671             --             --
           Increase in prepaid expenses                               (101,588)            --       (101,588)
           Increase in other assets                                    (22,219)            --        (26,604)
           Increase in accounts payable and accrued liabilities        337,213             --        674,424
           Increase in other liabilities                               124,796             --        124,796
                                                                   -----------    -----------    -----------
                       Net cash used in operating activities        (1,981,357)       (26,242)    (2,483,971)
                                                                   -----------    -----------    -----------

Cash flows from investing activities:
     Disbursements for intangibles                                     (51,035)            --        (51,035)
     Increase in note receivable, related party                             --             --        (15,500)
     Disbursements for property and equipment                         (182,159)          (350)      (236,895)
                                                                   -----------    -----------    -----------
                       Net cash used in investing activities          (233,194)          (350)      (303,430)
                                                                   -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from convertible subordinated notes                       50,000             --        650,000
     Proceeds from notes payable to related parties                    235,000             --        349,400
     Payment on capital leases                                          (5,224)            --         (6,409)
     Payment of notes payable                                          (30,673)            --        (34,390)
     Proceeds from the sale of common stock                                 --            400            400
     Proceeds from other notes payable                               1,829,000         38,182      1,829,000
                                                                   -----------    -----------    -----------
                       Net cash provided by financing activities     2,078,103         38,582      2,788,001
                                                                   -----------    -----------    -----------

                       Net (decrease) increase in cash                (136,448)        11,990            600

Cash, beginning of period                                              137,048             --             --
                                                                   -----------    -----------    -----------
Cash, end of period                                                $       600    $    11,990    $       600
                                                                   ===========    ===========    ===========

Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                 $        --    $        --    $        --
                                                                   ===========    ===========    ===========

        Cash paid for interest                                     $     6,515    $        --    $     6,515
                                                                   ===========    ===========    ===========

     Non-cash financing activities:
        Common stock issued as payment for services                $    28,677    $        --    $    28,677
                                                                   ===========    ===========    ===========
        Conversion of liabilities to common stock                  $   740,702    $        --    $   740,702
                                                                   ===========    ===========    ===========
        Equipment acquired through capital lease obligations       $    12,940    $        --    $    36,452
                                                                   ===========    ===========    ===========
        Equipment acquired through notes payable                   $        --    $        --    $    63,875
                                                                   ===========    ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                 (FORMERLY LEXINGTON BARRON TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

      AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.) was incorporated on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. With the exception of the Share Exchange Agreement described in Note 2, AGU Entertainment Corp. ("AGU") was an inactive development stage, public reporting company and did not engage in any significant operations or enter into any material transactions during the first six months of 2004. Prior services have included market research, business plan development, strategy development, financial modeling and forecasting, and pre-IPO and IPO consulting.

      Effective April 1, 2004, AGU entered into a Share Exchange Agreement with Pyramid Music Corp. ("PMC"), a Florida corporation having an inception date of May 20, 2003, whereby AGU acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common stock (see Note 2). PMC is a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a media distribution channel and archived video and music collection libraries.

      PMC has two wholly-owned operating subsidiaries that are or will become engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., ("The Tube") that plans to air traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, Pyramid Records International, Inc. ("PRI"), that has merged audio, visual and Internet content into one corporate concept.

      On  March  26,  2004,  in  anticipation  of the  completion  of the  share
exchange,   Lexington  Barron  Technologies,   Inc.  changed  its  name  to  AGU
Entertainment Corp.

BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements of AGU and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. The interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in AGU's annual report on Form 10-KSB as filed with the SEC for the year ended December 31, 2003, and with the audited consolidated financial statements of PMC and its subsidiaries included in the Company's Form 8-K/A filed with the SEC on June 15, 2004. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The accompanying financial statements reflect the results of operations of PMC and its subsidiaries for all periods presented (see Note 2) and the results of AGU beginning April 1, 2004. Because PMC was not formed until May 20, 2003, the financial statements for 2004 are not comparable to those of the prior year. In addition, the results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

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

2.    SHARE EXCHANGE AGREEMENT

      On April 1, 2004, under the terms of the Share Exchange Agreement, AGU (an inactive public reporting company) acquired 100% of the stock of PMC in exchange for 16,922,464 newly issued shares of common stock of AGU. The number of shares of AGU exchanged in this transaction represented approximately 80% of the issued and outstanding common stock of AGU. As a result of this transaction, the former shareholders of PMC own, on a fully diluted basis, approximately 80% of the outstanding common stock of the Company, resulting in a change in control.

      The transaction was accounted for as a reverse merger and recapitalization whereby PMC is deemed to be the acquirer for accounting purposes. Because PMC is deemed to be the surviving accounting and reporting entity, only PMC's historical balances and results of operations are reflected in the accompanying financial statements for all periods presented. At April 1, 2004, AGU had no identifiable assets or liabilities, and the transaction did not have a material effect on PMC's financial condition or results of operations.

3.    PREPAID EXPENSES

      Prepaid expenses include a deposit to an escrow account in connection with a joint venture agreement (see Note 8). On March 25, 2004, PRI committed to a marketing and promotional budget in the amount of $400,000 in connection with a record and DVD distribution project. Of this amount, $200,000 was deposited into an escrow account with an independent trustee by one of the Company's promissory note holders, pursuant to the terms of a trust agreement. As of June 30, 2004 approximately $98,000 had been spent in accordance with the trust agreement and approximately $102,000 remained in the escrow account, reflected as prepaid expenses on the Company's balance sheet. The Company expects to incur the remainder of the expenditure commitment amount prior to December 31, 2004.

4.    INTANGIBLES

        Intangible assets at June 30, 2004 are as follows:

                                  Value at   Accumulated     Balance at
                                acquisition  amortization  June 30, 2004
                                 ----------   ----------    ----------
Distribution agreement
 (see Note 5)                    $  350,000   $  (29,100)   $  320,900
Other intangibles                   651,035           --       651,035
                                 ----------   ----------    ----------
Total intangibles                $1,001,035   $  (29,100)   $  971,935
                                 ==========   ==========    ==========

      The distribution agreement is being amortized on a straight line basis over a period of three years. Other intangibles pertain to costs to develop network logos, graphic templates and on-air intersticials for The Tube (see Note
8), which is expected to commence operations in the fourth quarter of 2004. The Company will begin amortizing these assets over their estimated useful lives upon the launch of The Tube. Aggregate amortization expense over the next four years is expected to be as follows:

For the year ending December 31:

Remainder of 2004                               $ 58,333
             2005                               $442,184
             2006                               $442,184
             2007                               $ 29,234


5.    DEBT

      On March 3, 2004, PRI entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") (of which a related party and a shareholder of the Company own a controlling interest), whereby PRI agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). The Distribution Agreement provides that ARK21 be the exclusive manufacturer and distributor of recorded music, in all contemporary formats, for PRI through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement and certain assets of PMG, PRI assumed the obligation to repay $350,000 of notes payable to certain principals of PMG. PMC has guaranteed the payment of these notes, which have an annual interest rate of 8%. Approximately $25,000 of these notes were paid in 2004 and the outstanding balance as of June 30, 2004 is approximately $325,000.

      At March 31, 2004, the Company had outstanding $650,000 of 5% Convertible Subordinated Notes due November 30, 2004. On April 18, 2004 $600,000 of these notes, plus $10,445 of accrued interest, were converted into 203,482 shares of the Company's common stock at a price of $3 per share, and $50,000 of Convertible Subordinated Notes remained outstanding as of June 30, 2004.

      In addition to the aforementioned Convertible Subordinated Notes, the Company has issued, since its inception, 5% Promissory Notes in the aggregate amount of $2,178,400 to fund its operations. On June 30, 2004 $130,000 of these notes plus accrued interest were converted into 39,231 shares of the Company's common stock at an average price of $3.30 per share. The outstanding balance on these notes, including those payable to related parties, was approximately $2,048,000 at June 30, 2004, of which $1,150,000 were due at June 30, 2004. On
August 13, 2004, the Noteholders agreed to extend the maturity on these notes until October 30, 2004.

6.    STOCKHOLDERS' EQUITY

      On April 18, 2004 $600,000 of the Company's Convertible Subordinated Notes, plus $10,445 of accrued interest, were converted into 203,482 shares of the Company's common stock at a price of $3 per share. On June 30, 2004 $130,000 of notes payable plus accrued interest of $257 were converted into 39,231 shares of the Company's common stock at an average price of $3.30 per share.

      On March 22, 2004 the Company recognized expense of $28,677 based on the estimated fair value of the shares issued in connection with services rendered to the Company.

7.    EARNINGS (LOSS) PER SHARE

      Basic  income or (loss) per share is computed  by  dividing  net income or
(loss) attributable to common shareholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common shareholders further considers the impact of dilutive common stock equivalents. Diluted (loss) per share has not been presented separately for the three and six months ended June 30, 2004 and 2003 because the effect of the additional shares which would be issued, assuming conversion of the convertible debentures, are anti-dilutive for the aforementioned periods.

8.    COMMITMENTS AND CONTINGENCIES

      In June of 2004 the Company entered into an agreement with Radical Media Inc. ("Radical") whereby Radical will design and develop network logos, graphic templates, and on-air intersticials for The Tube. In accordance with the terms of the agreement, the Company paid $50,000 to Radical as of June 30, 2004 and an additional $100,000 in July of 2004. The Company is required to pay an additional $50,000 prior to August 31, 2004, and is required to issue 112,500 shares of its common stock, which the contract values at $450,000, to Radical prior to August 31, 2004. The Company has recorded the entire $650,000 commitment as an intangible asset and the remaining $600,000 of cash and stock consideration yet to be paid as of June 30, 2004 is reflected in Other Current Liabilities on the Company's balance sheet.

      In accordance with the terms of one of the Company's music projects, the Company has committed to a marketing and promotion expenditure budget of $400,000 to support the project. As of June 30, 2004, the Company has spent approximately $98,000 and expects to spend the remaining $302,000 prior to December 31, 2004. In connection with this commitment, the Company has approximately $102,000 remaining in an escrow account from the proceeds of one of its promissory note issuances.

      The Company, as of June 30, 2004, had no legal proceedings. From time to time, the Company may be involved as plaintiff or defendant in various legal proceedings arising in the usual course of business.

9.    RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This Interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Numbers 46 (R) "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46 (R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46 (R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special purpose entities for periods ending after December 15, 2004. The adoption of FIN No. 46 (R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

10.   GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $3.5 million, a shareholders' deficiency of approximately $2.5 million, a net loss from operations since inception of approximately $3.3 million and net cash used in operations since inception of approximately $2.5 million, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on Management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of market share in the recording and broadcast media industries through the development of a media distribution channel and archived video and music collection libraries.

      The Company is attempting to complete a substantial equity offering prior to December 31, 2004 in order to provide for working capital, capital expenditures and business expansion. There can be no assurances that the Company will be successful in completing such an offering. If the Company is not successful in raising additional capital, its financial condition and business operations will be adversely affected. Moreover, if the Company is successful in implementing its initial business plan, it will need to raise additional funds in order to finance more rapid expansion, develop new and enhanced services and products, and respond to competitive pressures.

These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

11.   RELATED PARTY TRANSACTIONS

On July 25, 2003 the Company executed three promissory notes with three shareholders, totaling $114,400. The notes are due November 30, 2004 and bear interest at 5% annually. During June 2004, the Company received loans from two shareholders totaling $235,000 and executed 5% promissory notes, which are due June 30, 2005.

On March 3, 2004, in connection with the Distribution Agreement and assignment of certain assets of PMG (see Note 5), the Company assumed the obligation to repay $350,000 of notes payable to two shareholders of the Company. The notes have an annual interest rate of 8%. Payments commenced in March of 2004, and the balance due as of June 30, 2004 was approximately $325,000.

Accounts payable to related parties at June 30, 2004 totaled approximately $165,000. Included in this amount was $36,000 in computer and internet services provided by a shareholder, $59,000 in consulting services and expenses provided by another shareholder, and $21,000 in consulting services provided by a director.

An officer, shareholder and director of the Company agreed to defer a portion of salary, payable under an employment agreement, until such time as adequate funds become available. The amount deferred at June 30, 2004 was $89,000.
Additionally, there was also a note receivable from this officer at June 30, 2004 of $15,500.

12. SUBSEQUENT EVENTS

      In July of 2004, the Company issued additional 8% Promissory Notes in the aggregate principal amount of $600,000. The notes are due October 31, 2004.

      On August 13, 2004, the Noteholders of $1,150,000 of promissory notes due June 30, 2004, agreed to extend the maturity on these notes until October 30, 2004.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.) was incorporated on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. With the exception of the Share Exchange Agreement described in Note 2, AGU Entertainment Corp. ("AGU") was an inactive development stage, public reporting company and did not engage in any significant operations or enter into any material transactions during the first six months of 2004. Prior services have included market research, business plan development, strategy development, financial modeling and forecasting, and pre-IPO and IPO consulting.

      Effective April 1, 2004, AGU entered into a Share Exchange Agreement with Pyramid Music Corp. ("PMC"), a Florida corporation having an inception date of May 20, 2003, whereby AGU acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common stock (see Note 2). PMC is a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a media distribution channel and archived video and music collection libraries.

      PMC has two wholly-owned operating subsidiaries that are or will become engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., ("The Tube") that plans to air traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, Pyramid Records International, Inc. ("PRI"), that has merged audio, visual and Internet content into one corporate concept.

      On  March  26,  2004,  in  anticipation  of the  completion  of the  share
exchange,   Lexington  Barron  Technologies,   Inc.  changed  its  name  to  AGU
Entertainment Corp.

LIQUIDITY AND CAPITAL RESOURCES

      As a development stage company with no operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history and the emerging nature of the market in which we compete, we anticipate operating losses until such time as we can develop a substantial and stable revenue base. From our inception on May 20, 2003 through June 30, 2004, we had revenues of $108,000 and incurred a net loss of $3.3 million. Our financial condition and operating results, specifically a working capital deficiency of approximately $3.5 million, a shareholders' deficit of approximately $2.5 million, and net cash used in operations of approximately $2 million in the first six months of 2004, raise substantial doubt about our ability to continue as a going concern.

      Since our inception, we have financed our operations through numerous debt issuances. We issued $650,000 of 5% Convertible Subordinated Notes, $600,000 of which were subsequently converted into 203,482 shares of common stock of the Company at a price of $3 per share. The remaining $50,000 matures on November 30, 2004. We also issued approximately $2,178,000 of 5% Promissory Notes since our inception, $130,000 of which were converted into 39,231 shares of the Company's common stock on June 30, 2004. We are currently in negotiations to extend the maturities of the Promissory Notes, of which $1,150,000 were due at June 30, 2004, and the remainder of which mature on October 31, 2004. On August 13, 2004, the Noteholders agreed to extend the maturity on these notes until October 30, 2004. We believe that we will be successful in extending these maturities and do not expect to receive any demands for repayment prior to the completion of a substantial equity offering. While there can be no assurances, it is also possible that some or all of these notes may be converted into equity.

      On March 3, 2004 PRI entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") whereby PRI agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). In exchange for the rights to the Distribution Agreement and certain assets of PMG, PRI assumed the obligation to repay $350,000 of notes payable to certain principals of PMG. PMC has guaranteed the payment of these notes, which have an annual interest rate of 8%. Allen Jacobi, President of PRI, is an owner and controlling shareholder of PMG. Approximately $25,000 of these notes were paid in 2004 and the outstanding balance as of June 30, 2004 is approximately $325,000.

      In June of 2004 we entered into an agreement with Radical Media Inc. ("Radical") whereby Radical will design and develop network logos, graphic templates, and on-air intersticials for The Tube. As of July 31, 2004, in accordance with the terms of the agreement, the Company has paid $150,000 to Radical and will be required to pay an additional $50,000 prior to August 31, 2004. The Company will also be required to issue 112,500 shares of its common stock to Radical prior to August 31, 2004.

      In accordance with the terms of one of our music projects, we have committed to a marketing and promotion expenditure budget of $400,000 to support the project. As of June 30, 2004, we have spent approximately $98,000 and expect to spend the remaining $302,000 prior to December 31, 2004. In connection with this commitment, we have approximately $102,000 remaining in an escrow account from the proceeds of one of our promissory note issuances.

      The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on the existing shareholders of the Company.

      We are attempting to complete a substantial equity offering prior to December 31, 2004 in order to provide for working capital, capital expenditures and business expansion. We cannot assure you that we will be successful in completing such an offering, in executing the business plan or achieving profitability. If we are not successful in raising additional capital, our financial condition and business operations will be adversely affected. Moreover, if we are successful in implementing our initial business plan, we will need to raise additional funds in order to finance more rapid expansion, develop new and enhanced services and products, and respond to competitive pressures.

      Cash used in operations for the six months ended June 30, 2004 was $1,981,000, as we did not generate any significant revenues to offset our cash operating expenses, which consisted primarily of payroll, promotion and advertising expenses and fees for professional services. We expect this trend to continue until such time as we can complete a substantial equity offering, launch The Tube and emerge from the development stage.

      Cash used in investing activities amounted to $233,000, as we spent $50,000 in cash under the agreement with Radical and $182,000 on property, plant and equipment. We received cash from financing activities in the amount of $2,078,000 as a result of the issuance of notes payable, including $235,000 from two of our shareholders. We believe we will continue to be successful in raising additional capital. In July, we received, from an existing Noteholder, an additional $600,000 in exchange for promissory notes due October 30, 2004.

RESULTS OF OPERATIONS

      For the three months ended June 30, 2004 we had revenues of $15,000, incurred operating expenses of $1,540,000 and a net loss of $1,558,000. Our business activities to date have been primarily to develop the infrastructure necessary to market and launch The Tube, and to explore potential musical projects as we build our recorded music distribution business. We do not expect to generate significant revenues until we exit our development stage, which we anticipate will be late in 2004 or early 2005.

      For the six months ended June 30, 2004 we had revenues of $15,000, operating expenses of $2,426,000 and a net loss of $2,456,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any major market risk exposure to changing interest rates. We currently do not engage in any hedging activities to manage this risk. At June 30, 2004, we had no outstanding indebtedness that was subject to changes in interest rates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This Interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Numbers 46 (R) "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46 (R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46 (R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special purpose entities for periods ending after December 15, 2004. The adoption of FIN No. 46 (R) is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

      In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments." This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) As of June 30, 2004, the Company had performed an evaluation, under the supervision its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph
      (a) above.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      The Company, as of June 30, 2004, had no legal proceedings. From time to time, the Company may be involved as plaintiff or defendant in various legal proceedings arising in the usual course of business.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

On April 1, 2004, the Company acquired 100% of the stock of Pyramid Music Corp., ("PMC") in exchange for 16,922,464 shares of common stock of the Company. Following the completion of this transaction the former shareholders of PMC owned, on a fully diluted basis, approximately 80% of the then issued and outstanding shares of common stock of the Company. As of April 1, 2004 the Company had issued and outstanding 21,053,076 shares of common stock and the former principal owners of Lexington Barron Technologies, Inc.'s common stock owned 4,230,612 shares, or approximately 20% of the outstanding common stock of the Company.

During the three months ended June 30, 2004 $730,000 of notes payable and $10,702 of accrued interest were converted into 242,713 shares of common stock. No cash proceeds were received by the Company from the holders of the notes. The transactions were exempt from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act as a security exchanged by the issuer with its existing security holders exclusively where no commission or remuneration was paid or given directly or indirectly for soliciting such exchange.

      On June 23, 2004, effective as of April 26, 2004, the Company entered an agreement with Radical Media Inc., pursuant to which the Company will be required to issue 112,500 shares of its common stock to Radical prior to August 31, 2004. This issuance will be exempt from registration under the Securities Act in reliance upon Section 4 (2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipient of the securities will represent their intentions to acquire the securities for investment only and not with a view to sell in connection with any distribution thereof, and appropriate legends will be affixed to the securities issued in such transaction. The recipient will have adequate access, through its relationships with the Company, to information about the Company. No underwriters will be employed in the transaction. The securities will be deemed restricted securities for purposes of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION.

      (a) On July 29, 2004, the Board of Directors of the Company adopted the 2004 Stock Option and Stock Incentive Plan ("Plan"). The shareholders of the Company will vote on the plan at the next annual meeting of shareholders of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      10.1 Agreement with GSMB regarding marketing and promotional expenditure commitment.

      10.2 Trust Agreement in connection with the marketing and promotional expenditure commitment.

      10.3  Agreement with Radical Media Inc

       31 - Section 302 Certification

       32 - Section 906 Certification

(b) Reports on Form 8-K

      On April 16, 2004, the Company filed a Report on Form 8-K, subsequently amended on April 21, 2004 to report that the Company had acquired 100% of the stock of Pyramid Music Corp. in exchange for 16,922,464 shares of common stock of the Company, and on June 15, 2004 to report a change in the Company's independent certified public accountants.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: AUGUST 20, 2004                         /s/ David C. Levy
                                              ----------------------------
                                              David C. Levy
                                              Chief Executive Officer and
                                              Chief Financial Officer