Form 10QSB
period 2004-09-30
AGU Entertainment Corp.
filed 2004-11-12
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

       (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

          [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 005-79752


                             AGU Entertainment Corp.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                              84-1557072
   ---------------------------------      -------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)


                          3200 West Oakland Park Blvd.
                           Lauderdale Lakes, FL 33311
      ---------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 714-8100
      ---------------------------------------------------------------------
                           (Issuer's telephone number)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares of the issuer's common stock, no par value, outstanding as of October 31, 2004 was 22,076,749.

   Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                             AGU ENTERTAINMENT CORP.
                 (Formerly Lexington Barron Technologies, Inc.)
                          (A Development Stage Company)

                                   FORM 10-QSB

                                      INDEX

                                                                                                     Page
    PART I.  UNAUDITED FINANCIAL INFORMATION
    Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheet as of September 30,
             2004 (unaudited)                                                                         3
             Condensed Consolidated Statements of Operations for the Three
             Months Ended September 30, 2004 and 2003 (unaudited)                                     4
             Condensed Consolidated Statements of Operations for the Nine
             Months Ended September 30, 2004 and 2003 and Inception
             through September 30, 2004 (unaudited) ...............................                   5
             Condensed Consolidated Statement of Changes in Shareholders'
             Deficiency (unaudited) ...............................................                   6
             Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2004 and 2003 and Inception
             through September 30, 2004 (unaudited) ...............................                   7
             Notes to Condensed Consolidated Financial Statements
             (unaudited) ..........................................................
    Item 2.  Management's Discussion and Analysis of Financial                                        8
             Condition and Results of Operations                                                     14
    Item 3.  Controls and Procedures ..............................................                  17
    PART II. OTHER INFORMATION
    Item 1.  Legal Proceedings.....................................................                  17
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             17
    Item 3.  Defaults Upon Senior Securities.......................................                  18
    Item 4.  Submission of Matters to a Vote of Security
             Holders...............................................................                  18
    Item 5.  Other Information.....................................................                  19
    Item 6.  Exhibits .............................................................                  19
    SIGNATURES.....................................................................                  20

                           FORWARD LOOKING STATEMENTS

      This report includes a number of "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements reflect management's current views with respect to future events and financial performance and include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of such factors. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

                     Part 1. Unaudited Financial Information

Item 1. Financial Statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                              At September 30, 2004
                                   (unaudited)


Assets
Current Assets:
    Cash                                                                 $       700
    Accounts receivable, net                                                  10,664
    Note receivable, related party                                            15,500
    Prepaid expenses                                                           5,037
                                                                         -----------
      Total current assets                                                    31,901

    Property and equipment, net of accumulated depreciation of $82,255       281,057
    Intangibles, net                                                         942,835
    Other assets                                                             126,604
                                                                         -----------
      Total Assets                                                       $ 1,382,397
                                                                         ===========

Liabilities and Shareholders' Deficiency
Current Liabilities:
    Accounts payable and accrued liabilities                             $ 1,471,084
    Subordinated convertible notes                                            50,000
    Notes payable, related parties                                           481,584
    Equipment note, current                                                   11,938
    Notes payable, other                                                   2,599,000
    Capital leases payable, current                                           13,358
    Other current liabilities                                                 30,000
                                                                         -----------
      Total current liabilities                                            4,656,964

    Capital leases payable, non current                                       15,549
    Equipment note, non current                                               39,780
    Convertible note payable, net of unamortized discount of $488,356         11,644
    Notes payable, related parties - non current                             224,632
                                                                         -----------
      Total liabilities                                                    4,948,569
                                                                         -----------

    Commitments and Contingencies                                               --

Shareholders' deficiency:
    Preferred stock, no par value; 10,000,000 shares
      authorized, 0 shares issued and outstanding                               --
    Common stock, no par value; 100,000,000 shares
      authorized, 22,076,749 shares issued and outstanding                 1,046,179
    Additional paid-in capital                                               500,000
    Deficit accumulated during development stage                          (5,112,351)
                                                                         -----------
      Total shareholders' deficiency                                      (3,566,172)
                                                                         -----------

      Total liabilities and shareholders' deficiency                     $ 1,382,397
                                                                         ===========

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
             For the Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                   2004             2003
                                               ------------    ------------
Revenues                                       $          -    $          -
                                               ------------    ------------
Operating Expenses
    Promotion and advertising                       575,618           1,690
    Depreciation and amortization                    56,970               -
    Other general and administrative costs        1,168,610         197,030
                                               ------------    ------------

                   Total operating expenses       1,801,198         198,720
                                               ------------    ------------

                   Operating loss                (1,801,198)       (198,720)
    Interest expense                                 54,752             196
    Other income                                    (10,760)              -
                                               ------------    ------------
                   Loss before income taxes      (1,845,190)       (198,916)

Income tax provision                                      -               -
                                               ------------    ------------

                   Net loss                    $ (1,845,190)   $   (198,916)
                                               ============    ============

Basic and diluted loss per share               $      (0.09)   $      (0.01)
                                               ============    ============

Weighted average common shares outstanding -
    Basic and diluted                            21,509,819      14,628,324
                                               ============    ============

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                  For the Nine Months Ended September 30, 2004
                    and 2003, and For the Period May 20, 2003
                     (Inception) Through September 30, 2004
                                   (Unaudited)

                                                                              Inception to          Inception to
                                                                              December 31,          September 30,
                                                            2004                  2003                  2004
                                                        ------------          ------------          ------------
Revenues                                                $     15,000          $       --            $    108,209
                                                        ------------          ------------          ------------

Operating Expenses
    Promotion and advertising                              1,072,849                 4,858             1,103,151
    Depreciation and amortization                            123,958                  --                 140,455
    Other general and administrative costs                 3,030,132               220,104             3,883,845
                                                        ------------          ------------          ------------

                   Total operating expenses                4,226,939               224,962             5,127,451
                                                        ------------          ------------          ------------

                   Operating loss                         (4,211,939)             (224,962)           (5,019,242)
    Interest expense                                          99,905                   196               103,869
    Other income                                             (10,760)                 --                 (10,760)
                                                        ------------          ------------          ------------
                   Loss before income taxes               (4,301,084)             (225,158)           (5,112,351)

Income tax provision                                            --                    --                    --
                                                        ------------          ------------          ------------

                   Net loss                             $ (4,301,084)         $   (225,158)         $ (5,112,351)
                                                        ============          ============          ============

Basic and diluted loss per share                        $      (0.22)         $      (0.03)         $      (0.30)
                                                        ============          ============          ============

Weighted average common shares outstanding -
    Basic and diluted                                     19,244,705             7,126,619            17,163,171
                                                        ============          ============          ============

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                          (A Development Stage Company)
     Condensed Consolidated Statement of Changes in Stockholders' Deficiency
       For the Period May 20, 2003 (Inception) Through September 30, 2004
                                   (Unaudited)

                                                                                                    Accumulated
                                                        Common Stock                Additional     Deficit During
                                              -------------------------------        Paid-In         Development
                                                     Shares        Amount            Capital           Stage              Total
                                              ------------------------------------------------------------------------------------
Common stock issued in exchange for cash
   on May 20, 2003 (inception)                $     14,628,324  $        400      $        -       $           -      $        400
Common stock issued in exchange for services
   on March 22, 2004                                 2,294,140        28,677               -                   -            28,677
Recapitalization as a result of merger with
   Lexington Barron Technologies, Inc.
   on April 1, 2004                                  4,230,614             -               -                   -                 -
Debt and accrued interest converted into
   common stock on April 18, 2004                      203,482       610,445               -                   -           610,445
Debt and accrued interest converted into
   common stock on June 30, 2004                        39,231       130,257               -                   -           130,257
Issuance of common stock and warrants in
   connection with issuance of convertible
   debt on September 15, 2004                          500,000             -         500,000                   -           500,000
Common stock issued in exchange for cash
   on September 20, 2004                                15,000        60,000               -                   -            60,000
Common stock issued in exchange for services
   on September 20, 2004                               165,958       216,400               -                   -           216,400
Net loss                                                     -             -               -           (5,112,351)      (5,112,351)
                                              ------------------------------------------------------------------------------------
                                              $     22,076,749  $  1,046,179      $  500,000       $   (5,112,351)    $ (3,566,172)
                                              ====================================================================================

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended September 30, 2004 and 2003, and
 For the Period May 20, 2003 (Inception) Through September 30, 2004 (Unaudited)

                                                                                  Inception to   Inception to
                                                                                  December 31,   September 30,
                                                                       2004           2003           2004
                                                                   -----------    -----------    -----------
Cash flows from operating activities:
     Net loss                                                      $(4,301,084)   $  (225,158)   $(5,112,351)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                               123,958              -        140,455
           Common stock issued as payment for services                 245,077              -        245,077
           Amortization of discount on note payable                     11,644              -         11,644
           Decrease (increase) in accounts receivable                   30,007              -        (10,664)
           Increase in prepaid expenses                                 (5,037)             -         (5,037)
           Increase in other assets                                   (122,219)        (2,785)      (126,604)
           Increase in accounts payable and accrued liabilities        644,575         96,239        981,787
           Increase in other liabilities                                30,000              -         30,000
                                                                   -----------    -----------    -----------
                       Net cash used in operating activities        (3,343,079)      (131,704)    (3,845,693)
                                                                   -----------    -----------    -----------

Cash flows from investing activities:
     Disbursements for intangibles                                    (151,035)             -       (151,035)
     Increase in note receivable, related party                              -              -        (15,500)
     Disbursements for property and equipment                         (206,137)      (102,924)      (261,868)
                                                                   -----------    -----------    -----------
                       Net cash used in investing activities          (357,172)      (102,924)      (428,403)
                                                                   -----------    -----------    -----------

Cash flows from financing activities:
     Payment of notes payable                                           (8,439)        (1,063)       (11,161)
     Proceeds from notes payable to related parties                    281,910        191,516        396,310
     Payment on capital leases                                          (8,474)             -         (9,659)
     Payment of notes payable to related parties                       (40,094)       (20,000)       (40,094)
     Proceeds from the sale of common stock                             60,000            400         60,400
     Proceeds from other notes payable                               3,279,000         63,775      3,879,000
                                                                   -----------    -----------    -----------
                       Net cash provided by financing activities     3,563,903        234,628      4,274,796
                                                                   -----------    -----------    -----------

                       Net (decrease) increase in cash                (136,348)             -            700

Cash, beginning of period                                              137,048              -              -
                                                                   -----------    -----------    -----------
Cash, end of period                                                $       700            $ -    $       700
                                                                   ===========    ===========    ===========
Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                         $ -            $ -            $ -
                                                                   ===========    ===========    ===========
        Cash paid for interest                                     $    16,404    $       196    $    16,404
                                                                   ===========    ===========    ===========
     Non-cash financing activities:
        Common stock issued as payment for services                $   245,077            $ -    $   245,077
                                                                   ===========    ===========    ===========
        Conversion of liabilities to common stock                  $   740,702            $ -    $   740,702
                                                                   ===========    ===========    ===========
        Equipment acquired through capital lease obligations       $    14,637    $    10,885    $    38,149
                                                                   ===========    ===========    ===========
        Equipment acquired through notes payable                   $         -    $    63,775    $    63,775
                                                                   ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2004 (unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

    AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.) was incorporated on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. Prior to April 1, 2004, AGU Entertainment Corp. ("AGU") was a development stage, public reporting company and did not engage in any significant operations or enter into any material transactions. Prior services have included market research, business plan development, strategy development, financial modeling and forecasting, and pre-IPO and IPO consulting.

    Effective April 1, 2004, AGU entered into a Share Exchange Agreement with Pyramid Music Corp. ("PMC"), a Florida corporation having an inception date of May 20, 2003, whereby AGU acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common (see note 2). PMC is a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a media distribution channel and archived video and music collection libraries.

    PMC has two wholly-owned operating subsidiaries that are or will become engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., ("The Tube") that airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, Pyramid Records International, Inc. ("PRI"), that has merged audio, visual and Internet content into one corporate concept.

    On March 26, 2004, in anticipation of the completion of the share exchange, Lexington Barron Technologies, Inc. changed its name to AGU Entertainment Corp.

    On October 20, 2004 the Company's shareholders approved the reincorporation of the Company in the state of Delaware through a merger of the Company into a wholly owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in the Company becoming a Delaware corporation effective as of October 21, 2004 and did not result in any change in the Company's name, headquarters, business, jobs, management, location of any of the Company's offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities or net worth. A summary of the most significant differences between the rights of the shareholders of the Company before and after the reincorporation merger as a result of the differences among the Colorado (the original state of incorporation) Business Corporation Act and the Delaware General Corporation Law and the Articles of Incorporation and Bylaws of the Company prior to the Reincorporation Merger and the Certificate of Incorporation and the Bylaws of AGU Delaware is contained in the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 7, 2004.

Basis of Presentation

    The unaudited condensed consolidated financial statements of AGU and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. The interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in AGU's annual report on Form 10-KSB as filed with the SEC for the year ended December 31, 2003, as amended, and with the audited consolidated financial statements of PMC and its subsidiaries included in the Company's Form 8-K/A filed with the SEC on June 15, 2004. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The accompanying financial statements reflect the results of operations of PMC and its subsidiaries for all periods presented (see note 2) and the results of AGU beginning April 1, 2004. Because PMC was not formed until May 20, 2003, the financial statements for 2004 are not comparable to those of the prior year. In addition, the results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of AGU Entertainment Corp., and its subsidiaries; the Tube Music Network, Inc., Pyramid Records International, Inc. and Pyramid Music Corp. All significant intercompany transactions have been eliminated.

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

    The transaction was accounted for as a reverse merger and recapitalization whereby PMC is deemed to be the acquirer for accounting purposes. Because PMC is deemed to be the surviving accounting and reporting entity, only PMC's historical balances and results of operations are reflected in the accompanying financial statements for all periods presented. At April 1, 2004, AGU had no identifiable assets or liabilities, therefore the transaction did not have a material effect on PMC's financial condition or results of operations.

3. PREPAID EXPENSES

    On March 25, 2004, PRI committed to a marketing and promotional expenditure in the amount of $400,000 in connection with a record and DVD distribution project. Of this amount, $200,000 was deposited into an escrow account with an independent trustee by one of the Company's promissory note holders, pursuant to the terms of a trust agreement. As of September 30, 2004 the entire escrowed amount had been spent in accordance with the trust agreement. The balance in prepaid expenses as of September 30, 2004 pertains to a payment in advance for production services in connection with PRI's operations.

4. INTANGIBLES

      Intangible assets at September 30, 2004 are as follows:

                                                                 Balance at
                                   Value at     Accumulated     September 30,
                                  acquisition  amortization        2004
                                  ----------   -------------    ----------
Distribution agreement
(see note 5)                      $  350,000   $     (58,200)   $  291,800
Other intangibles                    651,035               -       651,035
                                  ----------   -------------    ----------
Total intangibles                 $1,001,035   $     (58,200)   $  942,835
                                  ==========   =============    ==========


      The distribution agreement is being amortized on a straight line basis over a period of three years. Other intangibles pertain to costs to develop network logos, graphic templates and on-air intersticials for The Tube (see Note
8), whose national launch is expected to take place in the fourth quarter of 2004. The Company will begin amortizing these assets over their estimated useful lives upon the national launch of The Tube. Aggregate amortization expense over the next three years, assuming an estimated useful life of two years for the other intangibles, is expected to be as follows:


         For the year ending December 31:
         --------------------------------
         Remainder of 2004                                         $  29,300
         2005                                                        442,184
         2006                                                        442,184
         2007                                                         29,167


5. DEBT

      On March 3, 2004, PRI entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") (of which a related party and a shareholder of the Company own a controlling interest), whereby PRI agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for PRI through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement and certain assets of PMG, PRI assumed the obligation to repay $350,000 of notes payable to certain principals of PMG. PMC has guaranteed the payment of these notes, which have an annual interest rate of 8%, and mature on May 1, 2007. Approximately $25,000 of these notes was paid in 2004 and the outstanding balance as of September 30, 2004 is approximately $325,000. The terms of these notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004, and is currently negotiating with the holders to amend the payment terms of the notes, which would include waivers of default for the required payments that were not made.

      At March 31, 2004, the Company had outstanding $650,000 of 5% Convertible Subordinated Notes due November 30, 2004. On April 18, 2004 $600,000 of these notes, plus $10,445 of accrued interest, were converted into 203,482 shares of the Company's common stock at a price of $3.00 per share, and $50,000 of Convertible Subordinated Notes remained outstanding as of September 30, 2004 (see note 12).

      On September 15, 2004, the Company issued a $500,000 Convertible Promissory Note payable to Galt Financial Corporation (the "Galt Note"). The Galt Note pays interest quarterly at an annual rate of 10%, and matures on September 13, 2006. In accordance with the terms of the Galt Note, the lender may convert all or any portion of the outstanding principal into common stock of the Company at a conversion price of $1.00 per share, subject to certain adjustments. In connection with this transaction, the Company issued warrants with a five-year term to purchase a total of 500,000 shares of the Company's common stock at a price of $1.00 per share, subject to certain adjustments. The Company also issued 500,000 shares of its common stock to a principal of the lender as part of this transaction.

      The issuance of the stock and warrants, as well as the existence of an embedded beneficial conversion feature of the Galt Note resulted in the Company recording a discount on the Galt Note of $500,000 as of the date of issuance. This discount is being accreted as interest expense from the date of issuance to the Galt Note's maturity date. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

      The carrying value of the Galt Note at September 30, 2004 was $11,644. Notwithstanding the financial statement presentation required under accounting principles generally accepted in the United States of America, the Company remains legally obligated to repay the $500,000 principal amount on the maturity date of the Galt Note, plus all accrued interest thereon in accordance with the terms of the note.

      In addition to the aforementioned convertible notes, the Company has issued, since its inception, 5% promissory notes in the aggregate amount of $3,125,000 to fund its operations. On June 30, 2004 $130,000 of these notes were converted into 39,231 shares of the Company's common stock. In July of 2004 $15,000 of these notes were repaid. The outstanding balance on these notes, including those payable to related parties, was approximately $2,980,310 at September 30, 2004. On October 30, 2004, the Company and the holder of $2,599,000 of these notes agreed to convert the notes, plus accrued interest, into common stock of the Company at a conversion price of $3.00 per share (see note 12).

6. STOCKHOLDERS' EQUITY

      On April 18, 2004 $600,000 of the Company's Convertible Subordinated Notes, plus $10,445 of accrued interest, were converted into 203,482 shares of the Company's common stock at a price of $3.00 per share. On June 30, 2004 $130,000 of notes payable and $257 of accrued interest were converted into 39,231 shares of the Company's common stock at an average price of $3.30 per share.

      During the nine months ended September 30, 2004, the Company recognized expense of $245,077 based on the estimated fair value of shares issued in connection with services rendered to the Company. In addition, on August 19, 2004 the Company issued 15,000 shares of common stock in exchange for cash of $60,000.

7. EARNINGS PER SHARE

      Basic income or loss per share is computed by dividing net income or loss attributable to common shareholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common shareholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three and nine months ended September 30, 2004 and 2003 because the effect of the additional shares which would be issued, assuming conversion of the convertible note and debentures, are anti-dilutive for the aforementioned periods.

8. COMMITMENTS AND CONTINGENCIES

      In June of 2004 the Company entered into an agreement with Radical Media Inc. ("Radical") whereby Radical will design and develop network logos, graphic templates, and on-air intersticials for The Tube. In accordance with the terms of the agreement, the Company is required to pay $200,000 and is required to issue 112,500 shares of its common stock, which the contract values at $450,000, to Radical prior to August 31, 2004. The Company recorded the entire $650,000 commitment as an intangible asset. The remaining $50,000 of cash and 84,375 shares of stock consideration that has yet to be paid as of September 30, 2004 are reflected in Other Current Liabilities on the Company's balance sheet. The Company expects to settle this liability with Radical prior to December 31, 2004.

      On September 14, 2004 the Company entered into an agreement, subsequently amended on October 25, 2004, to purchase certain real property in Lauderdale Lakes, Florida (the "Lauderdale Property"). The Company anticipates that a significant portion of its future operations, as well as its principal executive offices, will be located at the Lauderdale Property. Under the terms of the agreement, as amended, the Company issued 275,000 shares its common stock and paid $150,000 cash to the seller during October and November of 2004 as a non-refundable deposit. The purchase price of the Lauderdale Property will be comprised of (i) 275,000 shares of the Company's common stock (ii) $822,500 in cash and (iii) a 6.5% promissory note in the principal amount of $7,000,000 made by the Company in favor of the seller, paying interest monthly and maturing upon the first anniversary of the date of closing. A $250,000 principal payment will be due on this promissory note on the six month anniversary of the date of closing. The seller will be able to convert all or any portion of this promissory note into shares of the Company's common stock at any time at a conversion price of $3.50 per share, subject to certain adjustments. The transaction is expected to close on November 30, 2004.

      In accordance with the terms of the purchase agreement, the Company will also obtain a right of first offer to purchase from the seller certain real property located directly adjacent to the property being purchased. The Company also issued 25,000 shares of common stock as a commission to an entity which facilitated the transaction between the buyer and seller.

      Although the Company, as of September 30, 2004, had no legal proceedings, on October 13, 2004, the Company's subsidiary, the Tube Music Network, Inc., received notification from a television channel featuring music related programming that the circle logo used by The Tube is "confusingly similar" to the circle logo used by that television channel, supporting claims of trademark infringement and unfair competition. On November 3, 2004, the Company responded to the October 13 letter stating that it does not believe the logos are confusingly similar or that any trademark infringement has occurred. The Company intends to vigorously defend any challenge to its use of its logo. From time to time, the Company may be involved as plaintiff or defendant in various legal proceedings arising in the usual course of business.


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

10. GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $4.6 million, a shareholders' deficiency of approximately $3.6 million, a net loss from operations since inception of approximately $5.1 million and net cash used in operations since inception of approximately $3.8 million, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on Management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of market share in the recording and broadcast media industries through the development of a media distribution channel and archived video and music collection libraries.

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


11.   RELATED PARTY TRANSACTIONS

      On July 25, 2003 the Company executed three promissory notes with three shareholders, totaling $114,400. The notes are due November 30, 2004 and bear interest at 5% annually. During June 2004, the Company received loans from two shareholders totaling $235,000 and executed 5% promissory notes, which are due June 30, 2005. In July and August of 2004 the Company received loans from two shareholders totaling $46,910 and executed 5% promissory notes which are due October 30, 2004, and repaid $15,000 to a shareholder (see note 12 of extension of related party note due dates).

      On March 3, 2004, in connection with the Distribution Agreement and assignment of certain assets of PMG (see Note 5), the Company assumed the obligation to repay $350,000 of notes payable to two shareholders of the Company. The notes have an annual interest rate of 8%. Payments commenced in March of 2004, and the balance due as of September 30, 2004 was approximately $325,000. The terms of these notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004, and is currently negotiating with the holders to amend the payment terms of the notes, which would include waivers of default for the required payments that were not made.

      Accounts payable to related parties at September 30, 2004 totaled approximately $158,000. Included in this amount was $28,000 in consulting services and expenses provided by another shareholder, and $13,000 in consulting services provided by a director.

      An officer, shareholder and director of the Company agreed to defer a portion of salary, payable under an employment agreement, until such time as adequate funds become available. The amount deferred at September 30, 2004 was $89,000. Additionally, there was also a note receivable from this officer at September 30, 2004 of $15,500.

12. SUBSEQUENT EVENTS

      On October 1, 2004, the maturity dates of promissory notes due to related parties in the amount of $256,810 were extended from October 30, and November 1, 2004 to June 30, 2005.

      In October of 2004, the Company issued additional 5% promissory notes in the aggregate principal amount of $225,000 due November 15, 2004, and convertible subordinated debentures in the principal amount of $228,000 with a conversion price of $3.00 per share, subject to certain adjustments. The debentures become due at various dates in October and November of 2006.

      On October 30, 2004, $2,599,000 of the Company's 5% promissory notes, plus accrued interest of $70,480, was converted into 889,827 shares of the Company's common stock. On November 3, 2004, the $50,000 convertible subordinated that had been outstanding as of September 30, 2004 was converted into 41,000 shares of the Company's common stock.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.) was incorporated on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. Prior to April 1, 2004, AGU Entertainment Corp. ("AGU") was a development stage, public reporting company and did not engage in any significant operations or enter into any material transactions. Prior services have included market research, business plan development, strategy development, financial modeling and forecasting, and pre-IPO and IPO consulting.

      Effective April 1, 2004, AGU entered into a Share Exchange Agreement with Pyramid Music Corp. ("PMC"), a corporation having an inception date of May 20,
2003, whereby AGU acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common (see Note 2 to the consolidated financial statements). PMC is a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a media distribution channel and archived video and music collection libraries. On March 26, 2004, in anticipation of the completion of the share exchange, Lexington Barron Technologies, Inc. changed its name to AGU Entertainment Corp.

      As a result of the share exchange, AGU is the parent company of PMC. PMC has two wholly-owned operating subsidiaries that are or will become engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., ("The Tube") that airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, Pyramid Records International, Inc. ("PRI"), that has merged audio, visual and Internet content into one corporate concept.

      The Tube is a 24-hour per day broadcast digital television network that will deliver high quality music video, audio, pay-per-view options and commerce to digital viewers nationally. Its national launch is expected to take place in the fourth quarter of 2004 or early in the first quarter of 2005. The Tube can currently be seen in a limited number of households in various parts of the United States.

      In the late 1990's, broadcasters throughout the country were granted portions of the airwaves at no cost with the understanding that they would provide free digital signals as part of the U.S. government's desire for high definition television. However due to improvements in digital signal compression, the bandwidth required to broadcast digital television was substantially reduced, leaving broadcasters with excess bandwidth to use at their discretion. As a result, there are currently a number of media companies that have the ability to offer a digital quality picture over the air directly to consumers and indirectly through the cable and satellite operators' digital box using surplus bandwidth from local broadcasters. These media outlets can offer additional channels to broadcast local news, sports, weather or other specialty services like The Tube. We expect to gain significant distribution for the Tube by reaching agreements with these service providers to air the Tube's digital signal. We are currently in negotiations with several of these service providers, and expect to eventually leverage this market penetration into households served by larger cable and satellite systems.

      PRI will produce both studio albums and DVD concerts, and has recently entered into several agreements for distribution.

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

      On October 20, 2004 the Company's shareholders approved the reincorporation of the Company in the state of Delaware through a merger of the Company into a wholly owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in the Company becoming a Delaware corporation effective as of October 21, 2004 and did not result in any change in the Company's name, headquarters, business, jobs, management, location of any of the Company's offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities or net worth. A summary of the most significant differences between the rights of the shareholders of the Company before and after the reincorporation merger as a result of the differences among the Colorado Business Corporation Act and the Delaware General Corporation Law and the Articles of Incorporation and Bylaws of the Company prior to the Reincorporation Merger and the Certificate of Incorporation and the Bylaws of AGU Delaware is contained in the Company's Definitive Proxy Statement on
Schedule 14A filed with the  Securities  and Exchange  Commission  on October 7,
2004.

Liquidity and Capital Resources

      As a development stage company with no operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history and the emerging nature of the market in which we compete, we anticipate operating losses until such time as we can develop a substantial and stable revenue base. From our inception on May 20, 2003 through September 30, 2004, we had revenues of $108,000 and incurred a net loss of $5.1 million. Our financial condition and operating results, specifically a working capital deficiency of approximately $4.6 million, a shareholders' deficit of approximately $3.6 million, and net cash used in operations of approximately $3.3 million in the first nine months of 2004, raise substantial doubt about our ability to continue as a going concern.

      Since our inception, we have financed our operations through numerous debt issuances. We issued $650,000 of 5% Convertible Subordinated Notes, $600,000 of which were subsequently converted into 203,482 shares of common stock of the Company at a price of $3.00 per share. We also issued approximately $3,125,000, of 5% promissory notes since our inception, $130,000 of which were converted into common stock on June 30, 2004 and $2,599,000 of which were converted into common stock on October 30, 2004. Our remaining outstanding promissory notes mature on November 15, 2004 and June 30, 2005.

      On September 15, 2004, we issued a $500,000 Convertible Promissory Note payable to Galt Financial Corporation (the "Galt Note"). The Galt Note pays interest quarterly at an annual rate of 10%, and matures on September 13, 2006. In accordance with the terms of the Galt Note, the lender may convert all or any portion of the outstanding principal into common stock of the Company at a conversion price of $1.00 per share. In connection with this transaction, we issued warrants to the lender with a five-year term to purchase a total of 500,000 shares of the Company's common stock at a price of $1.00 per share, subject to certain adjustments. We also issued 500,000 shares of our common stock to a principal of the lender as part of this transaction.

      On March 3, 2004 PRI entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") whereby PRI agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21

Records, LP ("ARK21"). In exchange for the rights to the Distribution Agreement and certain assets of PMG, PRI assumed the obligation to repay $350,000 of notes payable to certain principals of PMG. PMC has guaranteed the payment of these notes, which have an annual interest rate of 8% and mature on May 1, 2007. Alan Jacobi, President of PRI, is an owner and controlling shareholder of PMG. Approximately $25,000 of these notes was paid in 2004 and the outstanding balance as of June 30, 2004 is approximately $325,000. The terms of these notes require monthly payments of principal and interest. We have not made the required monthly principal and interest payments since June of 2004, and are currently negotiating with the holders to amend the payment terms of the notes, which would include waivers of default for the required payments that were not made.

      In June of 2004 we entered into an agreement with Radical Media Inc. ("Radical") whereby Radical will design and develop network logos, graphic templates, and on-air intersticials for The Tube. In accordance with the terms of the agreement, we are required to pay $200,000 and are required to issue 112,500 shares of our common stock. The remaining $50,000 of cash and 84,375 shares of stock consideration that has yet to be paid as of September 30, 2004 are reflected in Other Current Liabilities on the our balance sheet. We expect to settle this liability with Radical prior to December 31, 2004.

      On September 14, 2004 we entered into an agreement, subsequently amended on October 25, 2004, to purchase certain real property in Lauderdale Lakes, Florida (the "Lauderdale Property"). We anticipate that a significant portion of our future operations, as well as our principal executive offices, will be located at the Lauderdale Property. Under the terms of the agreement, as amended, we issued 275,000 shares our common stock and paid $150,000 cash to the seller in October and November of 2004 as a non-refundable deposit. The purchase price of the Lauderdale Property will be comprised of (i) 275,000 shares of our common stock (ii) $822,500 in cash and (iii) a 6.5% promissory note in the principal amount of $7,000,000 made by the Company in favor of the seller, paying interest monthly and maturing upon the first anniversary of the date of closing. A $250,000 principal payment will be due on this promissory note on the six month anniversary of the date of closing. The seller will be able to convert all or any portion of this promissory note into shares of our common stock at any time at a conversion price of $3.50 per share, subject to certain adjustments. The transaction is expected to close on November 30, 2004.

      On October 30, 2004, $2,599,000 of our 5% promissory notes, plus accrued interest of $70,480, was converted into 889,827 shares of our common stock. On November 3, 2004 the $50,000 convertible subordinated that had been outstanding as of September 30, 2004 was converted into 41,000 shares of our common stock.

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

      We are attempting to complete a substantial debt or equity offering prior to December 31, 2004 in order to provide for working capital, capital expenditures and business expansion. We cannot assure you that we will be successful in completing such an offering, in executing the business plan or achieving profitability. If we are not successful in raising additional capital, our financial condition and business operations will be adversely affected. Moreover, if we are successful in implementing our initial business plan, we will need to raise additional funds in order to finance more rapid expansion, develop new and enhanced services and products, and respond to competitive pressures.

      Cash used in operations for the nine months ended September 30, 2004 was $3,343,000, as we did not generate any significant revenues to offset our cash operating expenses, which consisted primarily of payroll, promotion and advertising expenses and fees for professional services. We expect this trend to continue until such time as we can complete a substantial equity offering, launch The Tube nationally and emerge from the development stage.

      Cash used in investing activities amounted to $357,000, as we spent $150,000 in cash under the agreement with Radical and $206,000 on property, plant and equipment. We received cash from financing activities in the amount of $3,564,000 as a result of the issuance of notes payable, including $282,000 from two of our shareholders, and the issuance of common stock. Additionally, in October we received, from an existing noteholder an additional $225,000 in exchange for promissory notes due November 15, 2004, and we issued $228,000 in convertible subordinated debentures which become due on various dates in October and November of 2006.

Results of Operations

      For the three months ended September 30, 2004 we incurred operating expenses of $1,801,000 and a net loss of $1,845,000. Our business activities to date have been primarily to develop the infrastructure necessary to market and launch The Tube, and to explore potential musical projects as we build our recorded music distribution business.

      For the nine months ended September 30, 2004 we had revenues of $15,000, operating expenses of $4,227,000 and a net loss of $4,301,000. We expect revenues and direct expenses to increase in the fourth quarter as record and DVD shipments pertaining to several of our recorded music projects have commenced.

Quantitative and Qualitative Disclosures About Market Risk

We do not have any major market risk exposure to changing interest rates. We currently do not engage in any hedging activities to manage this risk. At September 30, 2004, we had no outstanding indebtedness that was subject to changes in interest rates.

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

Item 3. CONTROLS AND PROCEDURES

      As of September 30, 2004, the Company performed an evaluation, under the supervision of its chief executive officer and chief financial officer, of the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

      There were no significant changes in the Company's internal controls during the quarter covered by this report that have materially affected, or which are reasonably likely to affect materially, the Company's internal controls.


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

      Although the Company, as of September 30, 2004, had no legal proceedings, on October 13, 2004, the Company's subsidiary, the Tube Music Network, Inc., received notification from a television channel featuring music related programming that the circle logo used by The Tube is "confusingly similar" to the circle logo used by that television channel, supporting claims of trademark infringement and unfair competition. On November 3, 2004, the Company responded to the October 13 letter stating that it does not believe the logos are confusingly similar or that any trademark infringement has occurred. The Company intends to vigorously defend any challenge to its use of its logo. From time to time, the Company may be involved as plaintiff or defendant in various legal proceedings arising in the usual course of business.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three months ended September 30, 2004, the Company issued (i) an aggregate of 165,958 shares of common stock to certain individuals and entities in consideration for the performance of services for the Company, (ii) an aggregate of 15,000 shares of common stock to certain individuals in consideration for cash in the aggregate amount of $60,000, (iii) a convertible promissory note in the principal amount of $500,000, payable to Galt Financial Corporation ("Galt"), which note accrues interest at an annual rate of 10.0%, matures on September 13, 2006 and is convertible into shares of common stock at a conversion price of $1.00 per share, subject to certain adjustments, (iv) a warrant to Galt to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share in connection with the above-referenced convertible promissory note, and (v) 500,000 shares of common stock to a principal of Galt in connection with the above-referenced convertible promissory note.

      In October and November of 2004, the Company issued (i) convertible promissory notes in aggregate principal amount of $228,000 to certain individuals, which notes accrue interest at an annual rate of 5%, mature in October or November of 2006, and are convertible into shares of common stock at a conversion price of $3.00 per share, subject to certain adjustments, (ii) an aggregate of 889,827 shares of common stock to an individual upon conversion of certain promissory notes in aggregate principal amount of $2,599,000, plus accrued interest of $70,480, at a conversion price of $3.00 per share, (iii) 275,000 shares of common stock to the seller of the Lauderdale Property in partial satisfaction of the purchase price for Lauderdale Property, (iv) 25,000 shares of common stock to an entity that assisted the Company in the purchase of the Lauderdale Property, and (v) 41,000 shares of common stock to an individual upon conversion of a convertible promissory note in aggregate principal amount of $50,000 plus accrued interest.

      The Company maintains that the above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated hereunder as transactions by an issuer not involving a public offering. No underwriters were employed in the transactions. The securities will be deemed restricted securities for purposes of the Securities Act.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 3.  DEFAULTS UPON SENIOR SECURITIES

      In March of 2004 the Company assumed the obligation to repay $350,000 in notes payable in exchange for the rights under a distribution agreement. The Company has not made the required monthly principal and interest payments since June of 2004, and is currently negotiating with the holders to amend the payment terms of the notes, which would include waivers for the required payments that were not made.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 20, 2004, the Company held its Annual Meeting of Shareholders at which the following proposals were approved by the shareholders necessary to approve such matters in accordance with the Colorado Business Corporation Act and its charter documents: (i) the reincorporation of the Company in the state of Delaware through a merger of the Company into a wholly owned subsidiary corporation incorporated in the State of Delaware, (ii) the adoption of its 2004 Stock Option and Stock Incentive Plan, and (iii) the re-election of Messrs. Garland, Poling, Solomon, Catinella and Levy to the Board of Directors.

      At the Annual Meeting of Shareholders, the following matters were submitted to a vote of shareholders:

      1. Election of the following persons to serve as directors of AGU Entertainment, Inc. for a term of one year and until their successor are duly elected and qualified:

                                  Total Vote for Each       Total Vote Withheld
                                       Director             From Each Director
                                  ---------------------- ---------------------
             Les Garland               24,242,876                 0
             John W. Poling            11,685,966                 0
             Michael Jay Solomon       15,685,966                 0
             Gregory R. Catinella      11,685,966                 0
             David C. Levy             11,685,966                 0

      2. Approval of AGU Entertainment, Inc.'s 2004 Stock Option and Stock Incentive Plan:

        For              Against          Abstain      Broker Non-Votes
------------------ ------------------- --------------- ------------------
     11,685,966             0            3,311,382             0

            See the Company's Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting, including Appendix C thereto, filed with the Securities and Exchange Commission on October 7, 2004 for a description and copy of the 2004 Stock Option and Stock Incentive Plan.

      3. Approval of the reincorporation of the Company in the state of Delaware through a merger of the Company into a wholly owned subsidiary corporation incorporated in the State of Delaware.

        For               Against          Abstain      Broker Non-Votes
--------------------- --------------------------------- ------------------
     11,685,966              0            3,311,382             0

            See the Company's Definitive Proxy Statement on Schedule 14A for the 2004 Annual Meeting, including Appendix D thereto, filed with the Securities and Exchange Commission on October 7, 2004 for a description of the reincorporation merger and a copy of the merger agreement.

      The reincorporation resulted in the Company becoming a Delaware corporation effective as of October 21, 2004 and did not result in any change in the Company's name, headquarters, business, jobs, management, location of any of the Company's offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities or net worth. A summary of the most significant differences between the rights of the shareholders of the Company before and after the reincorporation merger as a result of the differences among the Colorado Business Corporation Act and the Delaware General Corporation Law and the Articles of Incorporation and Bylaws of the Company prior to the Reincorporation Merger and the Certificate of Incorporation and the Bylaws of AGU Delaware is contained in the Company's Definitive Proxy Statement on
Schedule 14A filed with the  Securities  and Exchange  Commission  on October 7,
2004.

Item 5.  OTHER INFORMATION.

      On November 3, 2004, the Company appointed John W. Poling as its Executive Vice President and Chief Financial Officer, to serve in accordance with an employment agreement, dated as of November 1, 2004, between the Company and Mr. Poling. In connection with his appointment as Executive Vice President and Chief Financial Officer, John W. Poling resigned as Chairperson of the Audit Committee of the Board of Directors and, as of such date, no longer serves as a member of the Audit Committee. Mr. Poling was first elected to the Board of Directors in April 2004 and was appointed Chairperson of the Audit Committee in July 2004. See the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2004 for a description of the material terms of the employment agreement with Mr. Poling.

      On November 3, 2004, in connection with Mr. Poling's resignation from the Audit Committee, the majority of the directors then in office, in accordance with Article FIFTH, paragraph (d) of the Company's Articles of Incorporation and
Section 2.04 of the Bylaws and upon the recommendation of the Nominating and Corporate Governance Committee, increased the size of the Company's Board of Directors to six (6) directors and appointed Marc Gelberg as a director and as Chairperson of the Audit Committee, to hold office until the 2005 Annual Meeting of Shareholders and until his successor shall have been duly elected and qualified.


Item 6.  EXHIBITS

   The following exhibits are attached to this report:

         2.1(1) Agreement and Plan of Merger, dated as of September 30, 2004, by and between AGU Entertainment Corp., a Colorado corporation, and AGU Entertainment Corp., a Delaware corporation.

         3.1(1) Articles of Incorporation of AGU Entertainment Corp., a Delaware corporation

         3.2(1) Bylaws of AGU Entertainment Corp., a Delaware corporation

         10.1(2) Convertible Promissory Note, dated September 13, 2004, made by AGU Entertainment Corp. in favor of Galt Financial Corporation

         10.2(2) Warrant to Subscribe for 500,000 Shares of Common Stock of AGU Entertainment Corp. issued to Galt Financial Corporation

         10.3(2) Agreement for Purchase and Sale, dated as of September 10, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A dated July 27, 2001

        10.4(2)+ Consulting Agreement, dated as of September 13, 2004, by and between AGU Entertainment Corp. and Kevin Waltzer

         10.5 Stock Purchase Agree ment by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A dated July 27, 2001

         10.6 Stock Purchase Agreement between AGU Entertainment Corp. and AUW, Inc.

         10.7(1)+         2004 Stock Option and Stock Incentive Plan

         10.8 Amendment to Agreement for Purchase and Sale, dated as of October 25, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A dated July 27, 2001

         10.9(3)+ Employment Agreement, dated as of November 1, 2004, between AGU Entertainment Corp. and John W. Poling

         31.1 Certification of David C. Levy, Chief Executive Officer of the Company, dated November 15, 2004, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of John W. Poling, Chief Financial Officer of the Company, dated November 15, 2004, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of David C. Levy, Chief Executive Officer of the Company, and John W. Poling, Chief Financial Officer of the Company, dated November 15, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         +        Management contract or compensation plan.
         (1)      Incorporated by reference to AGU Entertainment Corp.'s
                  Definitive Proxy Statement on Schedule 14A for the 2004
                  Annual Meeting filed with the Securities and Exchange
                  Commission on October 7, 2004.
         (2)      Incorporated by reference to AGU Entertainment Corp.'s
                  Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2004.
         (3)      Incorporated by reference to AGU Entertainment Corp.'s Current
                  Report on Form 8-K filed with the Securities and Exchange
                  Commission on November 9, 2004.




                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 12, 2004                      /s/ David C. Levy
                                             -----------------------
                                             David C. Levy
                                             Chief Executive Officer