Form 10KSB
period 2004-12-31
AGU Entertainment Corp.
filed 2005-03-31
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

(Mark one)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

               For the transition period from ________ to ________

                        Commission file number: 005-79752


                             AGU Entertainment Corp.
      ---------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                    Delaware                            84-1557072
       ---------------------------------    ---------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the year ended December 31, 2004 were $956,930

The number of shares of the registrant's common stock, par value $0.00 per share, outstanding as of February 28, 2005 was 24,220,361.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                           FORWARD-LOOKING INFORMATION

         Cautionary Statement Pursuant to Safe Harbor Provisions of the
                Private Securities Litigation Reform Act of 1995

   This report may include a number of "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's current views with respect to future events and financial performance and include statements regarding management's intent, belief or current expectations, which are based upon assumptions about future conditions that may prove to be inaccurate. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risk and uncertainties, and that as a result, actual results may differ materially from those contemplated by such forward-looking statements. Such risks include, among other things, the volatile and competitive markets in which we operate, our limited operating history, our limited financial resources, our ability to manage our growth and the lack of an established trading market for our securities. When considering forward-looking statements, readers are urged to carefully review and consider the various disclosures, including risk factors and their cautionary statements, made by us in this report and in our other reports filed with the Securities and Exchange Commission.

PART I.

Item 1. DESCRIPTION OF THE BUSINESS

History and Background

   We were formerly known as Lexington Barron Technologies, Inc. and were incorporated in the State of Colorado on August 23, 2000 for the purpose of addressing the specific needs of small businesses and startup organizations by providing a broad range of consulting and advisory services, ranging from market research and analysis to business plan and systems development to financial consulting. In early 2004, our former management determined that their business model was not progressing and that we should either merge with or acquire an operating company with an operating history and assets.

   Effective April 1, 2004, we completed a Share Exchange Agreement with Pyramid Music Corp., a Florida corporation ("PMC"). Under the terms of the Share Exchange Agreement, we acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of our common stock. On March 26, 2004, in anticipation of the completion of the share exchange, we changed our name to AGU Entertainment Corp. Upon completion of this transaction, the former shareholders of PMC owned, on a fully diluted basis, approximately 80% of the outstanding common stock of AGU Entertainment Corp. as of April 1, 2004, resulting in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly owned subsidiary of AGU Entertainment Corp. ("we or "the Company"), was deemed to be the acquirer for accounting purposes. In addition, we had no identifiable assets and liabilities as of April 1, 2004. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-KSB, including the consolidated financial statements and Management's Discussion of Financial Condition and Results of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation ("The Tube") and Pyramid Records International, inc., a Florida corporation ("PRI").

   In July of 2004, we dissolved PMC, and as a result The Tube and PRI became direct wholly-owned subsidiaries of AGU Entertainment Corp. On October 20, 2004 the Company's shareholders approved the reincorporation of the Company in the state of Delaware through a merger of the Company into a wholly owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in the Company becoming a Delaware corporation effective as of October 21, 2004 and did not result in any change in the Company's name, headquarters, business, jobs, management, location of any of the Company's offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities or net worth. In February of 2005, we formed two new subsidiaries, AGU Studios, Inc., ("AGU Studios") a Florida corporation, and 3200 Oakland Park , Inc., a Florida corporation. In March of 2005, we changed the name of PRI to AGU Music, Inc. ("AGU Music").

   Our corporate headquarters is located at 3200 West Oakland Park Blvd., Lauderdale Lakes, FL 33311 and our telephone number is (954) 714-8100.

Description of Business

   Since the inception of our current business operations and through the third quarter of 2004, we were a development stage company. We had commenced significant operations by the end of 2004 and by the end of 2005 we expect to be operating and generating revenues in three main lines of business: (1) The Tube Music Network ("The Tube"), (2) AGU Music and (3) AGU Studios as a comprehensive media center. The Tube will broadcast traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions. Our business plan contemplates that the AGU Studios, when completely developed and fully operational, will be a comprehensive media center that will offer film, television and music production facilities, including sound stages for recording, and executive offices for our operations and other entertainment industry organizations. The property will be managed through our wholly owned subsidiary, 3200 Oakland Park, Inc.

   The Tube - Our business plan calls for The Tube to deliver free-to-the-consumer advertiser supported music video programming 24 hours per day, seven days a week. We anticipate penetration into approximately 22 million digital cable homes by the end of 2005. The Tube will be the only all-music network on television and will not air any game shows, awards shows, reality shows or news shows. In addition to revenue generated from national advertising, it is intended that The Tube will also have a local component offering radio tie-ins, local marketing, promotions and local advertising. See "Risk Factors - Our failure to develop advertising revenues could adversely impact our business." In addition, our business plan also contemplates that The Tube will feature a direct e-commerce component that will enable the audience to purchase the music they see and hear immediately by telephone or via the internet. All facets of The Tube, from programming, to advertising, to marketing and promotion will remain true to its pure music vision, which is to deliver pure music and entertainment content to an audience that we believe craves quality music.

   The Tube is designed to appeal to the economically powerful 36 and over age group. In a departure from the way music has traditionally been presented on television, the goal of The Tube is to invigorate music enthusiasts with a bold fusion of music that crosses multiple formats and spans every decade since the introduction of The Beatles. We intend to draw from music video archives from classic video artists such as U2, Duran Duran and the Eurythmics and feature them alongside new tracks by heritage artists and rare concert clips from acts such as The Eagles, Aerosmith, Sting, Eric Clapton and The Rolling Stones. See "Risk Factors - We may not be able to purchase and/or license assets that are critical to our business."

   Les Garland, who co-founded music television stations, MTV, VH1 and The Box, serves as president of The Tube. Mr. Garland oversees programming content, distribution, branding, marketing, promotions, public relations and advertising, and also serves as our senior executive vice president and director.

   We anticipate that The Tube will be the first music network to be distributed using the digital, over-the-air signal of broadcast television stations. Broadcasters' digital signals have ample bandwidth to transmit their station's primary signal, along with The Tube and CD quality audio. Our business plan assumes that The Tube will achieve its national distribution targets in three steps: 1) create a lucrative revenue opportunity for broadcasters who carry The Tube, 2) negotiate distribution agreements with major broadcast groups that own stations in multiple markets, and 3) facilitate "retransmission consent" agreements between broadcast groups and cable multiple systems operators ("MSO's"), which will provide carriage of The Tube as a digital channel on these cable systems.

   We expect to launch The Tube nationally in the second half of 2005 with a national media campaign utilizing marketing, promotions and public relations to reach every relevant audience for the network. The campaign will be designed to heighten awareness of the network, stimulate demand for it across the country and cultivate its image as the only network that delivers quality music and entertainment content. There can be no assurances that we will be able to launch the Tube or reach the distribution targets anticipated in our business plan. See "Risk Factors - We may be unable to implement our business and growth strategy" and "We intend to launch new products in a volatile market and we may be unsuccessful."

   AGU Music - AGU Music executes the marketing, promotion and distribution of high quality music recordings through distribution agreements with ARK 21, Records, L.P., an affiliate of Universal Music Group and SonyBMG, via its affiliate Sanctuary Music. We pursue a mixture of marquee and classic recording artists with a history of success as well as fresh innovative talent.

   We do not target the youth pop music market, which is generally associated with large marketing budgets and significant financial risk. AGU Music projects are targeted to reach the 25-54 year old demographic, which we believe is associated with a greater amount of consumer spending than any other segment of the population. We intend to integrate AGU Music with The Tube to provide a unique marketing advantage for our record label by directly selling music to the consumer through The Tube and also making music available to the consumer through traditional retail channels via AGU Music's distribution system. In 2004, we released three projects which comprise the majority of our 2004 revenues:

o Chaka Khan - In October 2004, we completed a new recording by Chaka Khan who performs a collection of music standards such as "Stormy Weather", The Best Is Yet To Come" and "To Sir with Love." The project was recorded with the London Philharmonic Orchestra and has an impressive list of studio music veterans participating. The release is distributed through SonyBMG via a sub-distribution deal with Sanctuary Urban ("Sanctuary"). The release will also include a DVD, and we are currently in negotiations with Sanctuary for an International licensing arrangement outside the U.S.
o Lalah Hathaway - Lalah Hathaway is the daughter of music legend Donny Hathaway, and this record, entitled "Outrun the Sky", was released through Universal Distribution late in the third quarter of 2004, and includes the recording single "Forever, For Always, For Love", which reached number one on the Urban R&B charts by Billboard Magazine during the first quarter of 2005.
o Bridge to Havana - A collection of over 100 of America's finest musicians and songwriters, including Gladys Knight, Bonnie Raitt, Joan Osborne, Dave Koz, Peter Frampton, Mick Fleetwood, and Montel Jordon, who journeyed to Havana to produce a record album with their Cuban counterparts. This recording was released through Universal in June of 2004 and went to #3 on the Billboard World Music list.

   AGU Studios - We plan to develop a comprehensive media center at the real property purchased in December 2004 (see Item 2. Description of Properties) whose business model is to lease space and offer film, television and music production facilities, including sound stages for recording, and executive offices for AGU's operations and other entertainment industry organizations. Upon completion of the development project, for which we have received enthusiastic feedback from the local government, we expect the facility to consist of approximately 75,000 square feet of office space available for lease, six sound stages ranging in size from 1,800 square feet to 28,000 square feet, a 12,000 square foot audio production studio, a 7,000 square foot commissary and a two and a half acre back lot for film production.

   We anticipate that within the next three years the rental income from the office space and production facilities will be sufficient to cover substantially all of the operating expenses of the studio, which will allow us to use the soundstages and production studios for new music and film projects without requiring significant cash outlays. To date, we have not entered into any leases or any other material contractual commitments with respect to the usage of this facility. There can be no assurances that we will be able to reach our projected rental income levels. See "Risk Factors - Our business revenue generation model is unproven and could fail." A limited amount of production activity did take place in 2004 and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., under which our studio development and production activities will take place.

Trademarks

   We have six applications pending with the United States Patent and Trademark Office, including applications for The Tube and Think of it as Music Television only with Music.

Competition

   The Tube, AGU Music and AGU Studios operate in industries that are highly competitive, with many national and international firms competing in the areas served by us. Many of these competitor firms are well established in these markets and many have greater financial resources and managerial capabilities than us. We expect to encounter substantial competition in our efforts to grow our business.

Employees

   As of December 31, 2004 we had 29 full time employees.

Available Information

   We currently do not have any of our SEC filings available on our website, as it is currently under construction. Our website address will be www.aguent.com. The information on our website will not be and should not be considered part of this document and is not incorporated into this document by reference. The website is only intended to be an active textual reference. By June 30, 2005, we expect to make available free of charge through the Investor Relations section of our website our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This information is currently available through the website of the Securities and Exchange Commission, www.sec.gov, and can also be obtained by directly contacting the Company's principal office.


                                  Risk Factors
The following is a summary of the principal risks associated with the ownership of our common stock. You should consider carefully these risk factors, together with all of the other information in this report.

Risks Inherent to this Company:

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our auditors for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern.

We had a net loss of approximately $5.9 million for the fiscal year ended December 31, 2004 and a working capital deficiency of approximately $7.7 million as of December 31, 2004. These matters raise substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management's ability to develop profitable operations and resolve our liquidity problems. We anticipate that we will attain profitable status and improve our liquidity through the continued development of our television network, recorded music business and the Lauderdale Property. If we are not able to continue as a going concern, we may cease to operate and our investors may lose some or all of their investment.

We have a limited operating history and we anticipate that we will have operating losses in the foreseeable future.

As a company that has recently emerged from the development stage, we have no existing income and a very limited operating history from which to evaluate our business prospects. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of our limited operating history and the emerging nature of the market in which we will compete, we anticipate that we will have operating losses until such time as we can develop a substantial and stable revenue base.

We will need additional capital which may not be available on commercially acceptable terms, if at all.

We have very limited financial resources. The Company currently has a monthly cash requirement of approximately $550,000 and we will need to raise additional capital in the second quarter for working capital, capital expenditures, business expansion, repayment of maturing debt and to continue as a going concern. We anticipate that we will need to raise up to approximately $5 million over the balance of 2005 to provide for these requirements. Our failure to obtain additional capital to finance our working capital needs on acceptable terms will negatively impact our business, financial condition and liquidity. In addition, we have $7.6 million of principal debt that will become due at various dates during 2005, including a $250,000 principal payment due on June 25, 2005. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern. If we are unable to repay our debt when due, we may be forced to refinance the debt on terms less favorable to us, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due, including the secured convertible term note and promissory note, each of which is secured by a mortgage on the Lauderdale Property, and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future. At December 31, 2004, we had approximately $12 million of debt outstanding. If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash. We have already cancelled plans for one significant music project due to a lack of available working capital.

Moreover, as a result of our liquidity issues, we have experienced delays in the repayment of promissory notes upon maturity. Certain holders of our promissory notes agreed in 2004 to convert their promissory notes into shares of our common stock. In addition, we have not made the required monthly principal and interest payments since June of 2004 on the notes totaling $331,000 that we assumed in connection with acquiring rights under a music distribution agreement. Our failure to make the required monthly principal and interest payments constitutes an event of default under the terms of the notes. Under the terms of the notes, if an event of default occurs, the holders of the notes are entitled to accelerate the maturity of the notes and demand immediate payment of all outstanding principal due on the notes. To date, the holders of such notes have not taken action to accelerate the debt. We have been negotiating with the holders to amend the payment terms of the notes, which would include waivers of default for the required payment that have not been made. There can be no assurance that we will be successful in resolving this matter or that a resolution will be on terms that are favorable to us. An event of default under these notes could accelerate the debt repayment provisions under other debt instruments or agreements due to cross default provisions contained in those documents. If in the future, the holders of our promissory notes demand repayment of principal and accrued interest instead of electing to convert to common stock and we are unable to repay our debt when due or resolve issues with existing note holders, we may be forced to refinance these notes on terms less favorable to us than the existing notes, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

In addition, the $7,000,000 promissory note issued to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A and the $3,000,000 secured convertible term note issued to Mitchell Entertainment Company are each secured by a mortgage on the Lauderdale Property. If either of these holders demands repayment of the debt in accordance with their respective payment terms and we are unable to repay, these debt holders may foreclose on the Lauderdale Property. See "Risk Factors - If AGU Studios is unable to generate revenue, we may be unable to repay the outstanding debt that is secured by the Lauderdale Property and the debt holders may foreclose."

Our business revenue generation model is unproven and could fail.

Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations. Our ability to generate revenues depends, among other things, on our ability to launch our television network, sign recording artists and develop and lease space within our property in Lauderdale Lakes, Florida. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

If AGU Studios is unable to generate revenue, we may be unable to repay the outstanding debt that is secured by the Lauderdale Property and the debt holders may foreclose.

On December 22, 2005, we purchased a 162,000 square foot building situated on approximately 23 acres of land in Lauderdale Lakes, Florida, which comprises our sole principal property. In addition to serving as our headquarters, we plan to develop the Lauderdale Property into a comprehensive media center, AGU Studios. Our business plan contemplates that we will lease film, television and music production facilities, and office space for entertainment industry organizations, but to date, we have not entered into any leases or any other material contractual commitments with respect to the usage of the property. Currently, the property is not generating significant revenue. See "Risk Factors
- Our business revenue generation model is unproven and could fail."

The $7,000,000 promissory note that we issued to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A is secured by a first lien mortgage on the Lauderdale Property, and the $3,000,000 secured convertible term note that we issued to Mitchell Entertainment Company is secured by a second lien mortgage on the Lauderdale Property. See "Description of Property." We currently have obligations to make payments under these notes, but we are not generating significant revenues from the Lauderdale Property. If we are unable to generate significant revenue from the Lauderdale Property, and are unable to repay the outstanding debt that is secured by the property, the debt holders may foreclose on the property.

Our success is dependent upon our senior management team and our ability to hire and retain qualified employees.

We believe that our success is substantially dependent upon: (1) our ability to retain and motivate our senior management team and other key employees; and (2) our ability to identify, attract, hire, train, retain and motivate other qualified personnel. The development of our business and operations is dependent upon the efforts and talents of our executive officers, whose extensive experience and contacts within the industries in which we wish to compete are a critical component of our business strategy. We cannot assure you that we will be successful in retaining the services of any of the members of our senior management team or other key personnel, or in hiring qualified technical, managerial, marketing and administrative personnel. We do not have "key person" life insurance policies on any of our key personnel, so in the event of a tragic incident during the development phase of the Company, we would find ourselves in a very precarious position without the financial ability or management skill to overcome it. If we do not succeed in retaining our employees and in attracting new employees, our business could suffer significantly.

We may be unable to implement our business and growth strategy.

Our growth strategy and ability to generate revenues and profits is dependent upon our ability to: (1) develop and provide new services and products; (2) establish and maintain sales and distribution channels, including the launch of our television network; (3) develop new business opportunities; (4) maintain our existing clients and develop the organization and systems to support these clients; (5) establish financial and management systems; (6) attract, retain and hire highly skilled management and consultants; (7) obtain adequate financing on acceptable terms to fund our growth strategy; (8) develop and expand our client and customer bases; (9) negotiate agreements on terms that will permit us to generate adequate profit margins; and develop and lease the Lauderdale Property. Our failure with respect to any or all of these factors could impair our ability to successfully implement our growth strategy, which could have a material adverse effect on our results of operations and financial condition.

We may not be able to adequately manage future growth.

If we are successful in developing our business plan, the anticipated future growth of the business could place a significant strain on our managerial, operational and financial resources. We cannot assure you that management would effectively manage significant growth in our business. If we are successful in executing our business plan and achieve our anticipated growth, such success will place significant demands on our management, as well as on our administrative, operational and financial resources. For us to manage our growth and satisfy the greater financial, disclosure and internal control requirements that arise with exiting the development stage and becoming fully operational, we must:
   o upgrade our operational, financial, accounting and management information systems, which would include the purchase of new accounting and human resources software;
   o identify and hire an adequate number of operating, accounting and administrative personnel and other qualified employees;
   o  manage new employees and integrate them into our culture;
   o incorporate effectively the components of any businesses or assets that we may acquire in our effort to achieve or support growth;
   o closely monitor the actions of our music company distributors and broadcast entities which air The Tube and manage the contractual relationships we have with them; and
   o develop and improve financial and disclosure processes to satisfy the reporting requirements of the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., including Section 404 of the Sarbanes-Oxley Act of 2002.

The failure to adequately manage any growth would adversely affect our business operations and financial results.

We intend to launch new products in a volatile market and we may be unsuccessful.

We intend to launch new products, which include a television network featuring classic rock music and video focused on the 36 and over market, the international distribution of CDs and DVDs and film, music and television production services. The consumer retail market and the television industry are volatile marketplaces and we may not be able to successfully penetrate and develop either sector. We cannot assure you that we will be able to find, purchase and maintain the airwave space necessary to carry and successfully launch a new television network. Even if we are able to find such airwave space, we will be successful only if consumers establish a loyalty to our network and purchase the products advertised on the network, including those products offered by our subsidiary, AGU Music, Inc. (formerly Pyramid Records International, Inc.). We will have no control over consumer reaction to our network or product offerings. If we are not successful in building a strong and loyal consumer following, we may not be able to generate sufficient sales to achieve profitability.

We do not have the ability to control the volatility of sales.

Our business is dependent on selling our products in a volatile consumer oriented marketplace. The retail consumer industry, by its nature, is very volatile and sensitive to numerous economic factors, including competition, market conditions, and general economic conditions. None of these conditions are within our control. There can be no assurance that we will have stable or growing sales of our record company products and advertising space on our television network, and maintain profitability in the volatile consumer marketplace.

Our music business is subject to digital piracy, and this risk grows more acute as new technologies develop.

In our music business, technological developments have created new risks with respect to our ability to protect our intellectual property. Advances in technology that enable the transfer and downloading of digital music files from the Internet without authorization from the owners of rights to such content have threatened the conventional copyright-based business model by making it easier to create and redistribute unauthorized music files. Such unauthorized distribution may adversely affect sales of our recorded music and our operating results. As a result, we may need to incur expenses to develop new services for the authorized digital distribution of music and to combat unauthorized digital distribution of our intellectual property. These initiatives, if we choose to undertake them, would result in increased expenses and may not achieve their intended result.

We may not be able to purchase and/or license assets that are critical to our business.

We intend to purchase and/or license archived video and music collection libraries to fulfill the programming needs of The Tube. The acquisition or licensure of these assets is critical to accomplishing our business plan. We cannot assure you that we will be successful in obtaining these assets or that if we do acquire them, that we will be able to do so at a reasonable cost. Our failure to purchase and/or license these libraries at a reasonable cost would have a material adverse effect on our business, results of operations and financial condition.

We may not be able to maintain our client relationships that we have developed.

AGU Music's and AGU Studios' clients are, and will be, comprised primarily of artists and celebrities. This clientele is fragmented and requires a great deal of servicing to maintain strong relationships. Our ability to maintain client loyalty will be dependent upon our ability to successfully market and distribute their products, as well as our ability to service their production needs in our studio. We cannot assure you that we will be successful in maintaining relationships with our artists. Our inability to maintain these relationships could have a material adverse effect on our business, results of operations and financial condition.

Our failure to develop advertising revenues could adversely impact our business.

Our business plan contemplates generating a significant portion of our revenue from our television network, The Tube, through sales of advertising time. We may not be able to obtain long-term commitments from advertisers due to the start-up nature of our business. Advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could occur as a result of a strike, or a general economic downturn in one or more industries or in one or more geographic areas. If we are unable to generate significant revenue from advertising, it will have a material adverse effect on our business, financial condition and results of operations.

We may encounter intense competition from substantially larger and better financed companies.

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

Our success is partially dependent upon our ability to develop our market and change our business model as may be necessary to react to changing market conditions. Our ability to modify or change our business model to fit the needs of a changing market place is critical to our success, and an inability to do so could have a material adverse effect on our business, liquidity and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning in our fiscal year 2006, to perform an evaluation of the Company's internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed our effectiveness evaluation. As a result, we cannot guarantee that we will not have any material weaknesses reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, and cause potential stockholders and clients to lose confidence in our financial reporting, which could harm our business and the value of our common stock.

Copyright laws may negatively affect the value of certain of our assets.

Under existing United States copyright law, sound recordings may be protected. United States copyright law, however, also gives individual authors the inalienable right to recapture the rights to their copyrighted material by terminating any transfer of interest in their copyright. For example, for transfers given on or after January 1, 1978, the author may terminate the transfer after 35 years, or perhaps earlier if the performer has shorter reversion provisions within their agreements. A more complex timeline applies to termination of transfers conveyed on or before December 31, 1977. Strict rules of notice (i.e., a notice of intent to terminate given from the author to the publisher) must be followed by the author to validate the termination. As a result, certain of our assets may be lost if challenged by authors seeking to recapture their copyrighted material, thereby potentially negatively affecting the results of operations and financial condition of the Company and its future prospects.

If the dispute in which we are involved develops into more substantial litigation, and we are unsuccessful in the litigation, we may not be able to continue operations.

On January 27, 2005, we were served with a summons with notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, referred to herein as the plaintiffs, which indicates that the plaintiffs commenced an action against us. The plaintiffs allege, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortious misappropriation of goodwill, and deceptive acts and practices pursuant to Section 349 of the New York General Business Law. The plaintiffs are seeking compensatory and punitive damages of no less than $1,812,500. We expressly deny any allegation of wrongdoing on our part and intend to vigorously defend ourselves in this dispute, which to date has not been presented in a formal complaint. The outcome of this dispute is uncertain. If this dispute develops into more substantial litigation, it could be time consuming and costly to defend, and divert the attention of our management. If we were to lose the litigation and the damages sought are awarded against us, this outcome would have a material adverse effect on our operations, which, in turn, would likely reduce the value of an investment in our securities. See " Legal Proceedings" for further discussion of the dispute.

There are potential conflicts of interests and agreements that are not subject to arm's length negotiations.

Since our inception, several of our stockholders have provided bridge financing for start-up costs and working capital. During the fiscal year ended December 31, 2004, $283,000 of these bridge loans was repaid from the proceeds of debt offerings and $114,400 remains outstanding as of December 31, 2004. Additionally, several of our stockholders are affiliated with entities that may receive brokerage fees, consulting fees and other compensation related to the performance of services for us. We are also responsible for a payment of approximately $331,000 on behalf of Pyramid Media Group, Inc., of which Allen Jacobi, former president of our AGU Music subsidiary, is an owner and shareholder. See "Certain Relationships and Related Transactions" for further discussion of these transactions.

                  Risks Related to Investment in Our Securities

Our common stock has never traded on any market, and we cannot predict the extent to which a trading market will develop.

There is currently no established trading market for our common stock. An investment in us should be regarded as illiquid and highly speculative, and is suitable only for persons who are able to hold their investment in us indefinitely. A market maker filed an information statement pursuant to Section 15c2-11 of the Exchange Act with the National Association of Securities Dealers, Inc., ("NASD"), in order to obtain approval for quotation of our common stock on the Over-The-Counter Bulletin Board. To date, we have assisted the market maker in responding to comments raised by the staff of the NASD; however, we have not received the NASD's approval. There can be no assurance as to whether or when approval will be provided for our common stock to be quoted on the Over-The-Counter Bulletin Board. Since our common stock has never traded on any public market, we cannot predict the extent to which an active public market for our common stock will develop or be sustained.

The issuance of shares of common stock upon the conversion of our convertible securities and exercise of the outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

As of December 31, 2004, we had outstanding warrants to purchase 2,862,236 shares of our common stock, and promissory notes and other convertible securities convertible into 5,635,000 shares of our common stock. The issuance of shares of common stock upon the exercise of warrants and/or conversion of convertible debt may result in substantial dilution to the interests of other stockholders since the holders of such convertible securities may ultimately sell the full amount issuable upon any exercises or conversions.

Existing stockholders may suffer substantial dilution with future issuances of our common stock.

We anticipate issuing a substantial amount of common stock within the next several years, either in connection with our equity incentive plan for directors, officers, key employees and consultants, or in private or public offerings to meet our working capital requirements. Any grants or sales of additional shares of our common stock will have a dilutive effect on the existing stockholders, which could adversely affect the value of our common stock. In addition, we have in excess of $11 million of outstanding indebtedness that is convertible into shares of our common stock at the sole option of the holder, as well as 2,682,236 warrants to purchase our common stock that were outstanding as of December 31, 2004. A portion of this indebtedness and certain of these warrants offer substantial anti-dilution protections to the holders.

Our management, through its significant ownership of our common stock, has ultimate control over our operations.

Our management owns a significant portion of the total outstanding shares of our common stock. These officers and employees have been and will continue to be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We have never paid dividends and do not anticipate paying any in the foreseeable future.

We have never declared or paid a cash dividend and we do not expect to have any cash with which to pay cash dividends in the foreseeable future. If we do have available cash, we intend to use it to grow our business.

Our incorporation documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of your shares of common stock, which may inhibit an attempt by our stockholders to change our direction or management.

Delaware law and our certificate of incorporation contain provisions that could delay or prevent a change in control of our company. Some of these provisions include the following:

      (a) authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders; and

      (b) prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.

These and other provisions in our certificate of incorporation and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

We adopted provisions in our certificate of incorporation limiting the liability of management to stockholders.

We have adopted provisions, and will maintain provisions, to our certificate of incorporation that limit the liability of our directors, and provide for indemnification by us of our directors and officers to the fullest extent permitted by Delaware law. Our certificate of incorporation and Delaware law provide that directors have no personal liability to corporations or their stockholders for monetary damages for actions taken as a director, except for breach of duty of loyalty, acts or omissions not in good faith involving intentional misconduct or knowing violation of law, unlawful payment of dividends or unlawful stock repurchases, or transactions from which the director derived improper personal benefit. Such provisions limit the stockholders' ability to hold directors liable for breaches of fiduciary duty and reduce the likelihood of derivative litigation against directors and officers.

We will be subject to the penny stock rules in the event our common stock becomes eligible for trading. These rules may adversely affect trading in our common stock.

We expect that our common stock will be a "low-priced" security under the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with "low-priced" securities from being established with respect to our securities.


Item 2. DESCRIPTION OF PROPERTIES

   On December 22, 2004 we purchased a 162,000 square foot building situated on approximately 23 acres of land in Lauderdale Lakes, Florida ("the Lauderdale Property"), which comprises our sole principal property. In addition to serving as the Company's corporate headquarters, we plan to develop the Lauderdale
Property into a comprehensive media center which will offer production facilities, including sound stages for recording and executive and administrative offices for other entertainment industry organizations.

   In connection with the purchase of the property, we issued a $7,000,000 promissory note to the seller, Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A, which is secured by a mortgage on the Lauderdale Property (including all of our rights, and title and interest as lessor in and to all leases or rental arrangements of the property). The promissory note accrues interest at an annual rate of 6.5% and matures on December 20, 2005. The promissory note is convertible at the holder's option into shares of our common stock at a conversion price of $2.50 per share.

   In addition, we issued a $3,000,000 secured convertible term note to Mitchell Entertainment Company, which is secured by a second lien mortgage on the Lauderdale Property. The secured convertible terms note accrues interest at an annual rate of 10% and matures on December 19, 2006. The secured convertible term note is convertible at the holder's option into shares of our common stock at a conversion price of $1.50 per share.

   We are currently working with architects and consultants to create a plan for developing the property into a comprehensive media center. The plan will include renovations and alterations, which will allow for the most efficient and economic construction of state of the art studio facilities. While these plans are currently in the early stages, there is no definitive construction estimate of the costs for the renovations, or a specific time frame for completing them. Management believes the building is adequately insured. The building is being depreciated on a straight line basis over 30 years.

   Upon completion of the development project we expect the facility to consist of approximately 75,000 square feet of office space available for lease, six sound stages ranging in size from 1,800 square feet to 28,000 square feet, a 12,000 square foot audio production studio, a 7,000 square foot commissary and a two and a half acre back lot. To date, we have not entered into any leases or any material contractual commitments with respect to the usage of the Lauderdale Property. In accordance with the terms and conditions of the agreement under which we purchased the property, the Company also has a right of first offer to purchase certain real property located directly adjacent to the existing property.

Item 3. LEGAL PROCEEDINGS

   On January 27, 2005, we were served with a summons with notice (the "Summons") by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC (the "Plaintiffs"), which indicates that the Plaintiffs commenced an action against the Company. The Plaintiffs allege, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to Section 349 of the New York General Business Law. This dispute stems from an alleged agreement between the Plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. Although the Plaintiffs, though the Summons, are seeking compensatory and punitive damages of no less than $1,812,500, the Plaintiffs did not filed an actual Complaint to state their actual legal case against us. We served on Plaintiffs and filed a Demand for Complaint in the jurisdiction in which the Summons was filed by the Plaintiffs. The Plaintiffs were required to respond within 20 calendar days as measured from February 23, 2005, to avoid having the action dismissed. The Plaintiffs did not respond within the required 20 calendar days, and therefore we are unable to determine the extent of their complaint. Although we have expressly denied any allegation of wrongdoing on our part and intend to vigorously defend ourselves in this dispute, we are currently unable to predict the outcome of this action and any financial exposure to the Company, if any.

   October 13, 2004, The Tube received notification from a television channel featuring music related programming that the circle logo used by The Tube is "confusingly similar" to the circle logo used by that television channel, supporting claims of trademark infringement and unfair competition. On November 3, 2004, we responded to the October 13, letter stating that we do not believe the logos are confusingly similar or that any trademark infringement has occurred. We have not received a response to our November 3, 2004 letter. We intend to vigorously defend any challenge to our use of our logo.

   The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On October 20, 2004, we held our Annual Meeting of Shareholders, at which the following proposals were approved by the shareholders necessary to approve such matters in accordance with the Colorado Business Corporation Act and our charter documents: (i) the reincorporation of the Company in the state of Delaware through a merger of the Company into a wholly owned subsidiary corporation incorporated in the State of Delaware, (ii) the adoption of our 2004 Stock Option and Stock Incentive Plan, and (iii) the re-election of Messrs. Garland, Poling, Solomon, Catinella and Levy to the Board of Directors.

   At the Annual Meeting of Shareholders, the following matters were submitted to a vote of shareholders:

   1.  Election  of  the  following   persons  to  serve  as  directors  of  AGU
Entertainment Corp. for a term of one year and until their successor are duly elected and qualified:

                          Total Vote for     Total Vote Withheld
                          Each Director       From Each Director
                          --------------     -------------------

Les Garland                24,242,876                 0
John W. Poling             11,685,966                 0
Michael Jay Solomon        15,685,966                 0
Gregory R. Catinella       11,685,966                 0
David C. Levy              11,685,966                 0


   2. Approval of AGU Entertainment Corp.'s 2004 Stock Option and Stock Incentive Plan:

   For              Against          Abstain      Broker Non-Votes
----------          -------         ---------     ----------------
11,685,966             0            3,311,382             0

   3. Approval of the reincorporation of the Company in the state of Delaware through a merger of the Company into a wholly owned subsidiary corporation incorporated in the State of Delaware.

   For               Against          Abstain      Broker Non-Votes
----------           -------         ---------     ----------------
11,685,966              0            3,311,382             0

   The reincorporation resulted in the Company becoming a Delaware corporation, effective as of October 21, 2004 and did not result in any change in the Company's name, headquarters, business, jobs, management, location of any of the Company's offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities or net worth.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   There is currently no public trading market for our common stock. A market maker filed an information statement pursuant to Section 15c2-11 of the Securities Exchange Act of 1934, as amended, with the NASD in order to obtain approval for quotation of our common stock on the Over the Counter Electronic Bulletin Board. To date, we have assisted the market maker in responding to comments raised by the staff of the NASD, however we have not received NASD's approval. No assurance can be given that our application will be approved or that there will ever be a public trading market for our common stock.

   As of February 28, 2005, there were 24,220,361 shares of common stock outstanding held by approximately 135 stockholders of record. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

   We have never paid a dividend on our common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, we are restricted under the terms of our convertible notes and debentures from paying dividends or making distributions and repurchasing, redeeming or otherwise acquiring any shares of common stock except under certain circumstances.

   As a Delaware corporation, we may not declare and pay dividends on capital stock if the amount paid exceeds an amount equal to the surplus, which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. To the extent we pay dividends and we are deemed insolvent or inadequately capitalized, a bankruptcy court could direct the return of any dividends.

Issuances of Unregistered Securities

   During 2004, we issued 195,958 shares of common stock to consultants and contractors in exchange for $329,866 of services performed and issued 2,311,640 shares of common stock to officers and employees. Also in 2004, we issued
337,500 shares of common stock in connection with the acquisition of the Lauderdale Property, 500,000 shares of common stock in connection with the issuance of a secured convertible promissory note, 1,173,540 shares of common stock in connection with the conversion of debt and accrued interest and 15,000 shares of common stock to two accredited investors in exchange for $60,000 in cash.

   On March 15, 2004, we entered into a share exchange agreement with Pyramid Music Corp., a Florida corporation. Under the terms of the share exchange agreement, Lexington Barron Technologies, Inc. acquired 100% of the outstanding common stock of Pyramid Music Corp. in exchange for 16,922,464 shares of common stock of Lexington Barron Technologies, Inc. As a result of the share exchange, which was consummated on April 1, 2004, the former shareholders of Pyramid Music Corp. owned, on a fully diluted basis, approximately 80% of the then-issued and outstanding shares of common stock of Lexington Barron Technologies, Inc. and the former principal owners of Lexington Barron Technologies, Inc.'s common stock (who are former directors of the company) owned, on a fully diluted basis, approximately 20% of the then-issued and outstanding shares of Lexington Barron Technologies, Inc.

   On September 15, 2004, we issued a $500,000 convertible note that is convertible into common stock at a conversion price of $1.00 per share, and common stock purchase warrants to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

   On December 22, 2004, we entered into a securities purchase agreement, effective as of December 20, 2004, with Mitchell Entertainment Company pursuant to which we issued to Mitchell Entertainment Company a secured convertible term note in the aggregate principal amount of $3,000,000. The secured convertible term note bears interest at 10% per annum, payable monthly commencing on January 1, 2005. The maturity date of the secured convertible term note is December 19, 2006, subject to Mitchell Entertainment Company's right to extend the maturity if we do not satisfy certain financial covenants, or call the secured convertible term note upon our failure to satisfy certain financial conditions or the cessation of the active participation in our business of certain key persons.

   Pursuant to the securities purchase agreement, we also issued to Mitchell Entertainment Company a common stock purchase warrant to purchase up to 2,000,000 shares of our common stock at an initial exercise price of $2.00 per share. The common stock purchase warrant is exercisable through the close of business on the later of December 31, 2009 or the maturity date of the secured convertible term note. The terms of the common stock purchase warrant provide that if the Securities and Exchange Commission does not declare a registration statement effective within 180 days after December 20, 2004, the number of shares that the holder of the common stock purchase warrant will be entitled to receive upon exercise will be increased by 20,000 shares for each 30-day period. The common stock purchase warrant provides for anti-dilution protection in the event we issue additional shares of our common stock as a dividend or distribution, in the event we subdivide or combine our common stock, or in the event our EBITDA for the quarter ended September 30, 2006 is not at least $5,000,000.

   On December 22, 2004, pursuant to the agreement for purchase and sale, effective as of September 10, 2004, as amended by the amendment to the agreement for purchase and sale, effective as of October 25, 2004, and amendment no. 2 to the agreement for purchase and sale, effective as of November 30, 2004 (together, referred to as the agreement for purchase and sale), with Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A, we purchased the Lauderdale Property for a purchase price that consisted of $860,000 in cash, a convertible promissory note in the principal amount of $7,000,000 and 312,500 shares of our common stock. In addition, we issued 25,000 shares of our common stock to AUW, Inc., which assisted in the transaction. The promissory note accrues interest at an annual rate of 6.5%, payable monthly commencing on January 1, 2005 and matures on December 20, 2005. Pursuant to the terms of the promissory note, on the closing date we deposited into an escrow account a prepayment of interest and estimated real estates taxes in the amount of $150,000. Additional quarterly prepayments of $145,000 are required to be put into escrow beginning March 22, 2005. The promissory note also requires that a principal payment in the amount of $250,000 be paid on June 25, 2005. If we are delinquent in any payments required under the promissory note, we must pay, in addition to any interest or other sums payable under the promissory note, a service charge equal to 5% of the amount received by Charley Zeches 10 days or more after its due date. Upon the occurrence of any other default under the promissory note or under any of the related loan documents, we must pay, on demand, interest on all sums outstanding at 18% per annum. In the event of the continuation of any default in the payment of any interest, principal or escrows under the promissory note for a period of 10 days after due, or in the event Charley Zeches, in her capacity as trustee, deems herself insecure or upon the occurrence of any other event of default under the promissory note, any of the related loan documents, any other documents delivered in connection with the promissory note or any of our other obligations to Charley Zeches, in her capacity as trustee, then Charley Zeches may declare the entire outstanding principal, interest and other charges to be immediately due and payable.

   During October, November and December of 2004, we issued convertible promissory notes in the aggregate net principal amount of $825,000 that are convertible into common stock at a conversion price of $3.00 per share. We also issued 182,236 common stock purchase warrants to purchase shares of our common stock at an exercise price of $3.00 per share. In October 2004 we issued a promissory note for $225,000, on which we repaid $75,000 in December 2004. At December 31, 2004, 2,682,236 warrants to purchase our common stock were outstanding.

   We maintain that the above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated hereunder as transactions by an issuer not involving a public offering. No underwriters were employed in the transactions. The securities will be deemed restricted securities for purposes of the Securities Act.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We were formerly known as Lexington Barron Technologies, Inc. and were incorporated in the State of Colorado on August 23, 2000 for the purpose of addressing the specific needs of small businesses and startup organizations by providing a broad range of consulting and advisory services, ranging from market research and analysis to business plan and systems development to financial consulting. In early 2004, our former management determined that their business model was not progressing and that we should either merge with or acquire an operating company with an operating history and assets.

   Effective April 1, 2004, we completed a Share Exchange Agreement with Pyramid Music Corp., a Florida corporation ("PMC"). Under the terms of the Share Exchange Agreement, we acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of our common stock. On March 26, 2004, in anticipation of the completion of the share exchange, we changed our name to AGU Entertainment Corp. Upon completion of this transaction, the former shareholders of PMC owned, on a fully diluted basis, approximately eighty percent of the outstanding common stock of AGU Entertainment Corp. as of April 1, 2004, resulting in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly owned subsidiary of AGU Entertainment Corp., is deemed to be the acquirer for accounting purposes. In addition, we had no identifiable assets and liabilities as of April 1, 2004. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-KSB, including the consolidated financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation ("The Tube") and Pyramid Records International, inc., a Florida corporation ("PRI").

   As a result of the share exchange, AGU became the parent company of PMC, which was a development stage company with an inception date of May 20, 2003 with two wholly-owned operating subsidiaries that are engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., ("The Tube") that airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, Pyramid Records International, Inc. ("PRI"). PMC was dissolved in July of 2004 and at that time The Tube and PRI became wholly-owned subsidiaries of AGU Entertainment Corp. In February 2005, PRI officially changed its name to AGU Music, Inc. ("AGU Music").

   The Tube is a 24-hour per day broadcast digital television network that will deliver high quality music video, audio, pay-per-view options and commerce to digital viewers nationally. Its national launch is expected to take place in the second half of 2005. The Tube can currently be seen in a limited number of households in various parts of the United States.

   In the late 1990's, broadcasters throughout the country were granted portions of the airwaves at no cost with the understanding that they would provide free digital signals as part of the U.S. government's desire for high definition television. However, due to improvements in digital signal compression, the bandwidth required to broadcast digital television was substantially reduced, leaving broadcasters with excess bandwidth to use at their discretion. As a result, there are currently a number of media companies that have the ability to offer a digital quality picture over the air directly to consumers and indirectly through the cable and satellite operators' digital box using surplus bandwidth from local broadcasters. These media outlets can offer additional channels to broadcast local news, sports, weather or other specialty services like The Tube. We expect to gain significant distribution for The Tube by reaching agreements with these service providers to air The Tube's digital signal. We are currently in negotiations with several of these service providers, and expect to eventually leverage this market penetration into households served by larger cable and satellite systems. We expect that The Tube will earn revenues through advertising sales and through e-commerce with respect to music and related products that will be seen by consumers on The Tube. See "Risk Factors - Our revenue generation model is unproven and could fail."

   AGU Music will produce both studio albums and DVD concerts. It entered into several agreements for distribution and released three albums to the public in 2004. Our ability to produce new albums and DVD concerts in 2005 will be dependent on the amount of working capital available to us (see Liquidity and Capital Resources) for the required marketing, promotional and other operating expenses necessary to produce recorded music projects. We have already cancelled plans for one significant music project due to a lack of available working capital.

   In the third quarter of 2004, our board of directors decided to purchase and develop a facility that would serve as a comprehensive media entertainment recording and production facility that would encompass film, television and musical projects. On December 22, 2004, we closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the "Lauderdale Property"). Our business plan envisions a facility that will consist of approximately 75,000 square feet of office space available for lease, six sound stages ranging in size from 1,800 square feet to 28,000 square feet, a 12,000 square foot audio production studio, a 7,000 square foot commissary and a two and a half acre back lot for film projects. We believe that this will be one of the largest studio production facilities on the east coast and that there is substantial demand within the entertainment industry for a facility of this type in South Florida.

   We anticipate that within three years the rental income from the office space and production facilities will be sufficient to cover substantially all of the operating expenses of the studio, which will allow us to use the soundstages and production studio to develop new music and film projects without requiring significant cash outlays. To date, we have not entered into any leases or any other material contractual commitments with respect to the usage of this facility. The Company expects to generate revenue by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. There can be no assurances that we will be able to reach our projected rental income levels. See "Risk Factors - Our revenue generation model is unproven and could fail." A limited amount of production activity did take place on the Lauderdale Property in 2004, and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., a Florida Corporation, under which our studio development and production activities will take place.

Liquidity and Capital Resources

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

   As a company that has recently emerged from the start-up phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history and the emerging nature of the market in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the national launch of The Tube and the development of the Lauderdale Property. For the year ended December 31, 2004, we had revenues of $956,930 and incurred a net loss of $5.9 million. Our financial condition and operating results, specifically a working capital deficit of approximately $7.7 million, an accumulated deficit of approximately $6.7 million, and net cash used in operations of approximately $5.0 million for the year ended December 31, 2004, raise substantial doubt about our ability to continue to operate as a going concern. Because of losses incurred by us to date and our general financial condition, our independent registered public accounting firm inserted a going concern qualification in their audit report for the most recent fiscal year that raises substantial doubt about our ability to continue as a going concern. See "Risk Factors - Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our auditors for the most recent fiscal year that raises substantial concern about our ability to continue as a going concern."

   Since May 20, 2003, we have financed our operations through numerous debt and equity issuances. In addition to the convertible notes discussed below, we issued approximately $4,429,000 of convertible notes or debentures, approximately $3,379,000 of which plus accrued interest, were subsequently converted into 1,173,540 shares of common stock of the Company and $75,000 of which was repaid in 2004. Approximately $825,000 of the remaining convertible promissory notes mature in the fourth quarter of 2006 and a $150,000 promissory note matures on June 30, 2005. While these notes are convertible into shares of our common stock at a conversion price of $3.00 per share, there can be no assurances that these notes will be converted prior to their becoming due. We currently do not have the financial resources to repay these promissory notes without completing an additional financing.

   As part of the purchase price of the Lauderdale Property, we issued to the seller on December 22, 2004 a convertible promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller's option into shares of our common stock at a conversion price of $2.50 per share. A principal payment of $250,000 is due on June 25, 2005 and the remaining balance of the note matures on December 22, 2005. At the closing of the purchase of the Lauderdale Property, we made a prepayment into an escrow account of $150,000 for interest on the note and real estate taxes on the Lauderdale Property covering the quarterly period ending March 31, 2005. Additional quarterly prepayments of $145,000 are required to be put into escrow beginning March 22, 2005. All of our obligations to the seller under the convertible promissory note and related agreements are secured by a mortgage on the Lauderdale Property, including all of our rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property. We did not make the escrow payment that was required on March 22, 2005 and we will attempt to negotiate an amendment to the convertible promissory note to amend the terms of the required prepayments of interest and real estate taxes. If the Holder of the convertible promissory note does not agree to amend the terms for the required prepayments of interest and real estate taxes, the Holder may foreclose on the property.

   Also on December 22, 2004, we issued a secured convertible term note in the principal amount of $3,000,000 to Mitchell Entertainment Company (the "Mitchell Note"). The note pays interest at an annual rate of 10% and has a maturity date of December 19, 2006. The note can be converted at any time by the lender into shares of our common stock at an initial conversion price of $1.50 per share, subject to anti-dilution protections and certain other adjustments. In connection with the issuance of this note, we also issued to the lender warrants to purchase 2,000,000 shares our common stock at an exercise price of $2.00 per share. We also incurred deferred financing fees of approximately $148,000, which includes the reimbursement to the Lender for its costs and expenses (including legal fees) related to the loan transaction and a finder's fee of $60,000 paid to Palmetto Services, Inc., an affiliate of the Lender. The Mitchell note is secured by a second mortgage on the Lauderdale Property and by substantially all of our other assets, including the capital stock of our subsidiaries.

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

   On March 3, 2004 our AGU Music subsidiary entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable to certain principals of PMG. The Company has guaranteed the payment of these notes, which have an annual interest rate of 8% and mature on May 1, 2007. Allen Jacobi, the former President of AGU Music, is an owner and controlling shareholder of PMG.
Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of December 31, 2004 is approximately $331,000. The terms of these notes require monthly payments of principal and interest. We have not made the required monthly principal and interest payments since June of 2004, and are currently negotiating with the holders to amend the payment terms of the notes, which would include waivers of the event of default related to the required payments that were not made. If we are unsuccessful in reaching an amendment with the note holders to amend the terms, the note holders will be entitled to exercise all of the rights and remedies available to them under the terms of the notes. Under the terms of the notes, if an event of default occurs, the holders of the notes are entitled to accelerate the maturity of the notes and demand immediate payment of all outstanding principal due on the notes. To date, the holders of such notes have not taken action to accelerate the debt. An event of default under these notes could accelerate the debt repayment provisions under other debt instruments or agreements due to cross default provisions contained in those documents. See "Risk Factors - If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due, including the secured convertible term note and promissory note, each of which is secured by a mortgage on the Lauderdale Property, and may be forced to seek protection under the federal bankruptcy laws."

   In June of 2004, we entered into an agreement with Radical Media Inc. ("Radical") whereby Radical will design and develop network logos, graphic templates, and on-air interstitials for The Tube. In accordance with the terms of the agreement, as amended, we are required to pay $200,000 and are required to issue 150,000 shares of our common stock. The remaining $50,000 of cash has yet to be paid as of February 28, 2005.

   The Company currently has a monthly cash requirement of approximately $550,000 and we will need to raise additional capital in the second quarter for working capital, capital expenditures, business expansion, repayment of maturing debt and to continue as a going concern. We anticipate that we will need to raise up to approximately $5 million over the balance of 2005 to provide for these requirements. See "Risk Factors - If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due, including the secured convertible term note and promissory note, each of which is secured by a mortgage on the Lauderdale property, and may be forced to seek protection under the federal bankruptcy laws. We cannot assure you that we will be successful in completing such an offering, in executing the business plan or achieving profitability. If we are not successful in raising additional capital, our financial condition, business operations and ability to continue as a going concern will be adversely affected. At December 31, 2004, payments required under our known contractual obligations over the next five years are as follows:

                                   2005         2006         2007     2008 and beyond       Total
                                   ----         ----         ----     ---------------       -----
Principal on notes payable      $7,607,782   $4,337,986    $ 13,890        $ 9,793      $11,969,451
Radical agreement                   50,000            -           -              -           50,000
Operating leases                    23,731       21,306       1,186              -           46,223
Capital leases                      13,881       10,259       1,539             78           25,757
                                -------------------------------------------------------------------
Total contractual obligations   $7,695,394   $4,369,551    $ 16,615        $ 9,871      $12,091,431
                                ===================================================================

   Cash used in operations for the year ended December 31, 2004 was $5,005,897, which was primarily the result of our net loss of $5,890,390 partially offset by increases to accounts payable and accrued expenses, non cash expenses and the issuance of common stock in exchange for services. We expect to continue to generate negative cash flows from operations until such time as we can complete a substantial debt or equity offering and launch The Tube nationally, which we currently expect will be late in 2005. There can be no assurances that we will be successful in launching The Tube in this timeframe.

   Cash used in investing activities for the year ended December 31, 2004 amounted to $1,477,493, and consists primarily of $1,118,000 for the purchase of, and capital improvements to, the Lauderdale Property and $150,000 spent under the agreement with Radical. Capital expenditures in 2005 will depend largely upon our ability to raise additional capital; however, our business plan currently assumes approximately $1 million of capital expenditures over the next twelve months.

   We received net cash from financing activities during 2004 in the amount of $7,117,875, which is mainly comprised of the $7,329,000 of convertible notes issued as described above.

   We have experienced liquidity issues since our inception due primarily to our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future. At December 31, 2004, we had approximately $12 million of debt outstanding. If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

   The Company's financial condition and operating results, specifically a working capital deficiency of approximately $7.7 million and an accumulated deficit of approximately $6.7 million at December 31, 2004, as well as a net loss of approximately $5.9 million and net cash used in operations of approximately $5.0 million in fiscal year 2004, raise substantial doubt about its ability to continue as a going concern. Our ability to operate as a going concern is dependent on our ability to develop profitable operations and resolve our liquidity problems. There can be no assurance that we will be successful in becoming profitable and more liquid. See "Risk Factors - If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due, including the secured convertible term note and promissory note, each of which is secured by a mortgage on the Lauderdale property, and may be forced to seek protection under the federal bankruptcy laws.

   Moreover, as a result of our liquidity issues, we have experienced delays in the repayment of certain promissory notes upon maturity. However, certain holders of our promissory notes have agreed in 2004 to extend the due dates on their promissory notes. If in the future, the holders of our promissory notes demand repayment of principal and accrued interest instead of electing to extend the due date and if we are unable to repay our debt when due because of our liquidity issues, we may be forced to refinance these notes on terms less favorable to us than the existing notes, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

Critical Accounting Policies and Estimates

   We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with less need for management's judgment in their application. The impact and associated risks related to these policies on our business operations are discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see note 1 in the Notes to the Consolidated Financial Statements in Item 7. Note that our preparation of this Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Accounts Receivable
   With respect to the sales of recorded music, we recognize revenue when products are shipped to retail music outlets. Revenue is recorded net of distribution fees and an allowance for anticipated returns in accordance with the terms of our distribution agreements and established industry practice. Other revenues are recognized as services are provided to the customer and collectibility is reasonably assured. AGU Music records accounts receivable based on amounts due from our distributors of recorded music in accordance with the net revenue earned, less production, marketing and promotional expenses incurred by the distributors on AGU Music's behalf. At December 31, 2004, we did not have an allowance for doubtful accounts, based on management's analysis of the collectibility of the receivables that were outstanding as of the balance sheet date. We will continue to monitor collections and payments from our customers and distributors and may be required to record an allowance in future periods for potential credit losses.

Intangibles
   We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of December 31, 2004, consist mainly of network logos, graphic templates and on-air interstitials developed for The Tube, and contractual rights under a recorded music distribution agreement. The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of our intangibles utilizing the undiscounted cash flow method. If the estimated undiscounted cash flows do not exceed the value of the related intangible, we then compare the carrying amount of the asset to its fair value based on estimated discounted cash flows. If the unamortized balance of the intangible asset exceeds its fair value as measured by the discounted cash flows, an impairment charge is recorded to write the value of the intangible asset down to its fair value. We did not record any impairment for intangibles for the years ended December 31, 2004 or 2003.

Accounting for Income Taxes
   As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $2,498,064 as of December 31, 2004, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of December 31, 2004 and 2003 was $0, net of the valuation allowance.

Issuances of Common Stock

   Because of the significant liquidity issues we faced since our inception, we have been required to issue common stock to third party vendors and, on certain occasions, to employees in order to pay for services rendered. Such issuances are recorded as expense in the period in which the services are performed. At the time such services were performed there was no trading market for our common stock and the value of our stock was not readily determinable. During 2004, we issued an aggregate of 195,958 shares of common stock to consultants and contractors in exchange for services performed. These services were valued at $329,866. We also issued 2,311,640 shares of common stock to employees in 2004 and recorded compensation expense of $55,488. The amount of expense recorded in connection with these issuances of common stock required significant management judgment. Factors considered by management in determining these valuations included management's assessment as to the value of the services performed, the conversion prices under which debt was converted into our common stock during 2004, the contractual terms under which we issued shares in partial payment for the acquisition of certain assets in 2004 and the restrictions on the sale of the shares issued.

Results of Operations for the Year Ended December 31, 2004

   Revenues were $957,000 during the period. Approximately $891,000 of this amount was related to recorded music shipments by AGU Music in the fourth quarter of 2004. AGU Music generated gross profit of $799,000 during the period. AGU Studios had revenues of $50,000 and gross profit of $34,000.

   Operating expenses were $6,420,000, which includes marketing and promotion expenses of $1,520,000 and $194,000 of depreciation and amortization expense, with the remainder being general and administrative expenses. Interest expense was $304,000 and includes $123,000 for the reduction of debt discounts.

   We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we recorded a valuation allowance equal to the net deferred tax asset that existed at December 31, 2003 and increased our valuation allowance so that no net tax benefit was recorded in 2004.

   Our net loss for the period was $5,890,000.

   We anticipate entering into several affiliate agreements with digital broadcasters, which will allow The Tube to be seen in approximately 22 million homes by the end of 2005. While we expect this market penetration to generate a substantial increase in marketing, promotion and other expenses both at The Tube and at AGU Studios, we also expect that our revenues will increase sufficiently enough to cover these increases. Thus, our results of operations in fiscal 2004 are not indicative of our projected results of operations in fiscal 2005 and beyond.

Recent Accounting Pronouncements

   In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Share-Based Payments (revised 2004), ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. Adoption of SFAS No. 123R could have a material effect on the Company's results of operations.


Item 7. FINANCIAL STATEMENTS

Index to Financial Statements




Independent Auditors' Report                                                  24

Balance Sheets as of December 31, 2004 and 2003                               25

Statements of Operations for the years ended December 31, 2004 and for
the period from May 20, 2003, (inception) through December 31, 2003           26

Statement of Changes in Shareholders' Equity (Deficiency) from May 20,
2003 (inception) through December 31, 2004                                    27

Statements of Cash Flows for the year ended December 31, 2004 and for
the period from May 20, 2003 (inception) through December 31, 2003            28

Notes to Consolidated Financial Statements as of December 31, 2004 and
2003                                                                          29

Report of Independent Registered Public Accounting Firm


The Board of Directors and shareholders
AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.):


We have audited the accompanying consolidated balance sheets of AGU Entertainment Corp. and Subsidiaries (the "Company"), as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the year ended December 31, 2004 and for the period from May 20, 2003 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of AGU Entertainment Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from May 20, 2003 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's working capital deficiency of approximately $7.7 million, accumulated deficit of approximately $6.7 million, net loss from operations of approximately $5.9 million and net cash used in operations of approximately $5.0 million raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 13. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company

Weinberg & Company, P.A.


Boca Raton, Florida
March 18, 2005

                             AGU ENTERTAINMENT CORP.
                 (Formerly Lexington Barron Technologies, Inc.)
                           Consolidated Balance Sheets
                        As of December 31, 2004 and 2003

                                                                        2004            2003
                                                                   ------------    ------------
Assets
Current Assets:
    Cash                                                           $    771,533    $    137,048
    Accounts receivable                                                 507,482          40,671
    Prepaid expenses                                                    225,037              --
                                                                   ------------    ------------
      Total current assets                                          $ 1,504,052    $    177,719


    Property and equipment, net of accumulated
      depreciation of $123,260 and $16,497                            9,110,373         126,041
    Intangibles  , net of accumulated amortization                      913,735              --
    Other assets                                                        164,737           4,385
                                                                   ------------    ------------
      Total assets                                                 $ 11,692,897    $    308,145
                                                                   ============    ============

Liabilities and Shareholders' Equity (Deficiency)
Current Liabilities:
    Accounts payable                                               $    501,514    $    163,246
    Accounts payable - related parties                                  169,258              --
    Notes payable, related parties - current portion                    445,642         114,400
    Convertible notes payable                                         7,150,000         600,000
    Equipment note - current portion                                     12,140          11,350
    Capital leases payable - current portion                             13,881           8,934
    Accrued expenses                                                    910,418         158,464
    Other current liabilities                                            36,965              --
                                                                   ------------    ------------
      Total current liabilities                                       9,239,818       1,056,394

Capital leases payable - long term portion                               11,876          13,810
Equipment note - long term portion                                       36,668          48,808
Convertible notes payable - net of unamortized
      discounts (note 4)                                                854,178              --
                                                                   ------------    ------------
Total liabilities                                                    10,142,540       1,119,012
                                                                   ------------    ------------

Shareholders' Equity (Deficiency) (Note 8):
    Preferred stock, no par value; 10,000,000 shares authorized,
      -0- shares issued and outstanding                                      --              --
    Common stock, no par value; 100,000,000 shares authorized,
      23,392,576 and 14,628,324 shares issued and outstanding         4,658,380             400
    Additional paid-in capital                                        3,593,634              --
    Accumulated deficit                                              (6,701,657)       (811,267)
                                                                   ------------    ------------
      Total shareholders' equity (deficiency)                         1,550,357        (810,867)
                                                                   ------------    ------------

      Total liabilities and shareholders' equity (deficiency)      $ 11,692,897    $    308,145
                                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                             AGU ENTERTAINMENT CORP.
                 (Formerly Lexington Barron Technologies, Inc.)
                      Consolidated Statements of Operations
          For the Year Ended December 31, 2004 and for the period from
               May 20,2003 (inception) through December 31, 2003

                                                                   May 20, 2003
                                                                   Inception to
                                                                   December 31,
                                                       2004             2003
                                                   ------------    ------------
Net revenues                                       $    956,930    $     93,209
Cost of sales and services performed                    123,628              --
                                                   ------------    ------------
    Gross profit                                        833,302          93,209
                                                   ------------    ------------

Operating Expenses
    Promotion and advertising                         1,519,663          30,302
    Depreciation and amortization                       194,063          16,497
    Other general and administrative costs            4,706,213         853,714
                                                   ------------    ------------

          Total operating expenses                    6,419,939         900,513
                                                   ------------    ------------

          Operating loss                             (5,586,637)       (807,304)
    Interest expense                                    303,753           3,963
                                                   ------------    ------------
          Loss before income taxes                   (5,890,390)       (811,267)

Income tax provision                                         --              --
                                                   ------------    ------------

          Net loss                                 $ (5,890,390)   $   (811,267)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.29)   $      (0.09)
                                                   ============    ============

Weighted average common shares outstanding -
    Basic and diluted                                20,180,951       9,017,460
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements

                             AGU ENTERTAINMENT CORP.
                 (Formerly Lexington Barron Technologies, Inc.)
     Consolidated Statement of Changes in Shareholders' Equity (Deficiency) For the period from May 20, 2003 (inception) through December 31, 2004

                                                                                                         Additional
                                                                                                           Paid-In      Accumulated
                                                               Shares         Amount        Capital        Deficit         Total
                                                            -----------    -----------    -----------    -----------    -----------
Issuance of shares of common stock
    in exchange for cash on May 20, 2003                     14,628,324    $       400    $        --    $        --    $       400
Net loss                                                                                                    (811,267)      (811,267)
                                                            -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2003                                 14,628,324            400             --       (811,267)      (810,867)
Issuance of shares of common stock
    to employees, March 22, 2004                              2,294,140         28,677             --             --         28,677
Recapitalization as a result of merger with
    Lexington Barron Technologies, Inc. on April 1, 2004      4,230,614             --             --             --             --
Debt and accrued interest converted into
    common stock, April 18, 2004                                203,482        610,445             --             --        610,445
Debt and accrued interest converted into
    common stock, June 30, 2004                                  39,231        130,257             --             --        130,257
Issuance of shares of common stock, Warrants and a
    convertible note with a beneficial conversion
    feature in a private placement transaction on
    September 14, 2004                                          500,000             --        500,000             --        500,000
Issuance of shares of common stock in exchange
    for cash on September 20, 2004                               15,000         60,000             --             --         60,000
Issuance of common stock in exchange for services
    on September 20, 2004                                       148,458        189,589             --             --        189,589
Issuance of common stock to employees on
    September 20, 2004                                           17,500         26,811             --             --         26,811
Common stock issued in connection with the acquisition
    of property plant and equipment on October 25, 2004
    and December 22, 2004                                       337,500        750,000             --             --        750,000
Debt and accrued interest converted into
    common stock, October 30, 2004                              889,827      2,669,479             --             --      2,669,479
Debt and accrued interest converted into
    common stock, November 3, 2004                               41,000         52,445             --             --         52,445
Issuance of shares of common stock for
    services, November 8, 2004                                   47,500        140,277             --             --        140,277
Issuance of warrants in connection with issuance of
    convertible debt, October, November and December, 2004           --             --         93,634             --         93,634
Beneficial conversion feature and issuance of warrants
    in connection with issuance of convertible debt,
    December 22, 2004                                                --             --      3,000,000             --      3,000,000
Net loss                                                             --             --                   (5,890,390)     (5,890,390)
                                                            -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2004                                 23,392,576    $ 4,658,380    $ 3,593,634    $(6,701,657)   $ 1,550,357
                                                            ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                      Consolidated Statements of Cash Flows
          For the Year Ended December 31, 2004 and for the period from
               May 20, 2003 (inception) through December 31, 2003

                                                                                   May 20, 2003
                                                                                   Inception to
                                                                       2004     December 31, 2003
                                                                   -----------  -----------------
Cash flows from operating activities:
     Net loss                                                      $(5,890,390)    $  (811,267)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                               194,063          16,497
           Common stock issued as payment for services                 385,353              --
           Amortization of discount on note payable                    122,812              --
           Decrease in accounts receivable                            (466,811)        (40,671)
           Increase in prepaid expenses                               (225,037)             --
           Increase in other assets                                    (12,293)         (4,385)
           Increase in accounts payable and accrued liabilities        849,441         321,711
           Increase in other liabilities                                36,965              --
                                                                   -----------     -----------
                       Net cash used in operating activities        (5,005,897)       (518,115)
                                                                   -----------     -----------

Cash flows from investing activities:
     Disbursements for intangibles                                    (151,035)             --
     Disbursements for property and equipment                       (1,326,458)        (56,915)
                                                                   -----------     -----------
                       Net cash used in investing activities        (1,477,493)        (56,915)
                                                                   -----------     -----------

Cash flows from financing activities:
     Payment of notes payable                                          (86,350)         (2,722)
     Proceeds from notes payable to related parties                    282,910         114,400
     Payment of deferred financing fees                               (148,059)             --
     Payment on capital leases                                         (11,622)             --
     Payment of notes payable to related parties                      (308,004)             --
     Proceeds from the sale of common stock                             60,000             400
     Proceeds from other notes payable                               7,329,000         600,000
                                                                   -----------     -----------
                       Net cash provided by financing activities     7,117,875         712,078
                                                                   -----------     -----------
                       Net increase in cash                            634,485         137,048

Cash, beginning of period                                              137,048              --
                                                                   -----------     -----------
Cash, end of period                                                $   771,533     $   137,048
                                                                   ===========     ===========
Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                 $        --     $        --
                                                                   ===========     ===========
        Cash paid for interest                                     $    22,969     $     1,833
                                                                   ===========     ===========
     Non-cash financing activities:
        Equipment acquired through issuance of common stock        $   750,000     $        --
                                                                   ===========     ===========
        Conversion of liabilities to common stock                  $ 3,462,627     $        --
                                                                   ===========     ===========
        Equipment acquired through capital lease obligations       $    14,637     $    23,512
                                                                   ===========     ===========
        Property and equipment acquired through notes payable      $ 7,000,000     $    63,775
                                                                   ===========     ===========


     The accompanying notes are an integral part of these consolidated financial statements

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.) was incorporated in the state of Colorado on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. Prior to April 1, 2004, AGU Entertainment Corp. ("AGU") was a development stage, public reporting company and did not engage in any significant operations or enter into any material transactions.

   Effective April 1, 2004, AGU entered into a Share Exchange Agreement with Pyramid Music Corp. ("PMC"), a Florida corporation having an inception date of May 20, 2003, whereby AGU acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common stock to the stockholders of PMC (see note 2). PMC was a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a music oriented television network and archived video and music collection libraries.

   At December 31, 2004, AGU had two wholly-owned operating subsidiaries that were engaged in the following services:(i) the formation and operation of a television network, The Tube Music Network, Inc., ("The Tube") that airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, AGU Music, Inc. ("AGU Music"), formerly Pyramid Records International, Inc.

   On October 20, 2004, AGU was reincorporated in the state of Delaware through a merger of AGU into a wholly owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in AGU becoming a Delaware corporation effective as of October 21, 2004 and did not result in any change in the company's name, business, assets, liabilities or net worth.

Principles of Consolidation The accompanying consolidated financial statements include the accounts of AGU, and its subsidiaries (collectively, "the Company"). All significant inter-company transactions have been eliminated.

Reverse  Acquisition  Under the terms of the Share Exchange  Agreement (see note
2), the number of shares of AGU common stock exchanged in the transaction represented approximately 80% of the issued and outstanding common stock of AGU, resulting in a change in control. As a result, the transaction was accounted for as a reverse merger and recapitalization whereby PMC is deemed to be the acquirer for accounting purposes. Because PMC is deemed to be the surviving accounting and reporting entity, and because AGU had no identifiable assets or liabilities as of the date of the transaction, only PMC and its subsidiaries' historical balances and results of operations are reflected in the accompanying financial statements for all periods presented.

Revenue Recognition and Accounts Receivable With respect to the sales of recorded music, the Company recognizes revenue when products are shipped to retail music outlets. Revenue is recorded net of distribution fees and an allowance for anticipated returns in accordance with the terms of the Company's distribution agreements and established industry practice. Other revenues are recognized as services are provided to the customer and collectibility is reasonably assured. Accounts receivable primarily represents amounts due from the Company's distributors of recorded music and is comprised of net revenue earned, less production, marketing and promotional expenses incurred by the distributors on the Company's behalf. At December 31, 2004 the Company did not have an allowance for doubtful accounts, based on the Company's analysis of the collectibility of the receivables that were outstanding as of the balance sheet date. The Company will continue to monitor collections and payments from its

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

customers and distributors and may be required to record an allowance in future periods for potential credit losses.

Earnings (Loss) Per Share Basic earnings or loss per share is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share is equal to basic loss per share for all periods presented, because the effect of the additional shares which would be issued assuming conversion of convertible debt and outstanding common stock warrants are anti-dilutive in each period. The aggregate amount of securities that could potentially dilute EPS in future years at December 31, 2004 was 8,317,336.

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

Cash and Cash Equivalents The Company considers all highly liquid securities with original maturities of three months or less, when acquired, to be cash equivalents.

Property, Plant & Equipment Property, plant and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The depreciable lives range from one to ten years for machinery and equipment, ten to 25 years for buildings and building improvements and three to five years for furniture and fixtures. Leasehold improvements are depreciated over the remaining applicable lease term, or their estimated useful lives, whichever is shorter. Leasehold improvements are written-off if the related leasehold is vacated. Major renewals and improvements are capitalized, while maintenance, repairs and minor renewals not expected to extend the life of an asset beyond its normal useful life are expensed as incurred. Land is not depreciated.

Impairment of Long-Lived Assets The Company evaluates the carrying value of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairment losses were recognized by the Company as of December 31, 2004 or 2003.

Income Taxes The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities. A valuation allowance is recorded when the Company determines that it is more likely than not that the Company will not generate sufficient taxable income to utilize all of its net deferred tax assets.

Concentrations of credit risk The Company's potential exposure to concentration of credit risk is primarily through cash and cash equivalents. At certain times, the Company has cash balances in excess of Federal Deposit insurance limits, which potentially subject the Company to market and credit risks. At December 31, 2004 the Company had an aggregate cash balance of approximately $1,129,782 that was not covered by Federal Deposit insurance. This cash balance is

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

maintained at a financial institution with favorable credit ratings, and the Company believes no significant risk of loss exists with respect to this balance.

Financial Instruments At December 31, 2004 and 2003, the carrying value of the Company's financial instruments, which includes cash, accounts receivable, accounts payable, accrued expenses and notes payable, approximates their fair value due to the short-term maturity of those instruments.

Stock-Based Compensation From the date of inception through December 31, 2004, the Company did not grant any stock option awards to employees under its stock option plan. Shares of common stock issued to employees are recorded as compensation expense based on the estimated fair value of the stock at the date of issuance. During the twelve months ended December 31, 2004, the Company recognized $55,488 of compensation expense for shares issued to employees.

   In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Share-Based Payments (revised 2004), ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. Adoption of SFAS No. 123R could have a material effect on the Company's results of operations.

2. SHARE EXCHANGE AGREEMENT

   On April 1, 2004, under the terms of the Share Exchange Agreement, AGU (an inactive public reporting company) acquired 100% of the stock of PMC in exchange for 16,922,464 newly issued shares of common stock of AGU. The number of shares of AGU exchanged in this transaction represented approximately 80% of the then-issued and outstanding common stock of AGU. As a result of this transaction, the former shareholders of PMC own, on a fully diluted basis, approximately 80% of the outstanding common stock of the Company, resulting in a change in control.

   The transaction was accounted for as a reverse merger and recapitalization whereby PMC is deemed to be the acquirer for accounting purposes. Because PMC is deemed to be the surviving accounting and reporting entity, only PMC and its subsidiaries' historical balances and results of operations are reflected in the financial statements for all periods presented. At April 1, 2004, AGU had no identifiable assets or liabilities, therefore the transaction did not have a material effect on PMC's financial condition or results of operations.


3. PROPERTY AND EQUIPMENT, NET

Property, plant and equipment consists of the following at December 31, 2004 and 2003:

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

                                            2004           2003
                                        -----------    -----------
   Land                                 $ 5,832,706    $        --
   Building and building improvements     3,035,116             --
   Equipment, furniture and fixtures        347,546        126,313
   Leasehold improvements                    18,265         16,225
                                        -----------    -----------
                                          9,233,633        142,538
   Less accumulated depreciation
   and
   Amortization                            (123,260)       (16,497)
                                        -----------    -----------
                                        $ 9,110,373    $   126,041
                                        ===========    ===========

   On December 22, 2004, the Company purchased certain real property in Lauderdale Lakes, Florida consisting of approximately 23 acres of land and a 162,000 square foot building (the "Lauderdale Property"). The purchase price of the Lauderdale Property consisted of $860,000 in cash paid at or prior to closing, a convertible mortgage promissory note in the principal amount of $7,000,000 (see note 4) and 337,500 shares of the Company's common stock. The common stock issued in connection with the purchase was valued at $750,000. In addition, the Company incurred transaction costs, primarily real estate closing costs, of $95,531 which were capitalized as part of the cost of the Lauderdale Property.

   The Company intends to develop the property into a comprehensive music and film production and entertainment facility. The facility also serves as the Company's corporate headquarters. In accordance with the terms and conditions of the agreement under which the Company purchased the Lauderdale Property, the Company has a right of first offer to purchase certain additional real property located directly adjacent to the existing property.

   Depreciation expense was $106,763 for the year ended December 31, 2004 and $16,497 from May 20, 2003 (Inception) through December 31, 2003.


4. NOTES PAYABLE

Convertible Notes
   Convertible Notes Payable consists of the following at December 31, 2004 and 2003:

                                                                   2004            2003
                                                              ------------    ------------
   First mortgage note secured by Lauderdale Property         $  7,000,000    $         --
   Second mortgage note secured by Lauderdale Property           3,000,000              --
   Other convertible notes and subordinated debentures           1,475,000         600,000
                                                              ------------    ------------
                                                                11,475,000         600,000
   Less: current portion                                        (7,150,000)       (600,000)
   Less: Discount on convertible mortgage and notes payable     (3,470,822)             --
                                                              ------------    ------------
   Notes payable, long term portion, net of discounts         $    854,178    $         --
                                                              ============    ============


   As part of the purchase price of the Lauderdale Property (see note 3), the Company issued to the seller on December 22, 2004 a convertible mortgage promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller's option into shares of the Company's common stock at a conversion price of $2.50 per share. A principal payment of $250,000 is due on June 25, 2005 and the remaining balance of the note matures on December 22, 2005. At the closing of the purchase of the Lauderdale Property, the Company made a prepayment into an escrow account of $150,000 for interest on the note and real estate taxes on the Lauderdale Property covering the quarterly period ending March 31, 2005. Additional quarterly prepayments of $145,000 are required to be put into escrow beginning March 22, 2005. All of the Company's obligations to the seller under the convertible promissory note and related agreements are secured by a mortgage on

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

the Lauderdale Property, including all of the Company's rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property.

   Also on December 22, 2004, the Company issued a secured convertible term note in the principal amount of $3,000,000 to Mitchell Entertainment Company (the "Mitchell Note"). The note pays interest at an annual rate of 10% and has a maturity date of November 19, 2006. The note can be converted at any time by the lender into shares of the Company's stock at an initial conversion price of $1.50 per share, subject to anti-dilution protections and certain other adjustments. In connection with the issuance of this note, the Company also issued to the lender warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $2.00 per share. In connection with the issuance of the Mitchell Note, the Company incurred deferred financing fees of approximately $148,000, which is reflected in Other Assets on the Company's balance sheet. The Mitchell note is secured by a second mortgage on the Lauderdale Property and by substantially all of the Company's other assets, including the capital stock of its subsidiaries.

   The issuance of the warrants, as well as the existence of an embedded beneficial conversion feature, resulted in the Company recording a discount on the Mitchell Note of $3,000,000 as of the date of issuance. This discount is being accreted as interest expense from the date of issuance to the Mitchell Note's maturity date. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

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

   The issuance of the stock and warrants, as well as the existence of an embedded beneficial conversion feature of the Galt Note, resulted in the Company recording a discount on the Galt Note of $500,000 as of the date of issuance. This discount is being accreted as interest expense from the date of issuance to the Galt Note's maturity date. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

   The carrying value of the Mitchell Note and the Galt Note at December 31, 2004 was $45,205 and $74,658 respectively. The unamortized balance of the discounts on the Mitchell Note and the Galt Note at December 31, 2004 was $2,954,795 and $425,342 respectively. Notwithstanding the financial statement presentation required under accounting principles generally accepted in the United States of America, the Company remains legally obligated to repay the $3,000,000 and $500,000 principal amounts of the Mitchell and Galt Notes respectively, on their respective maturity dates, plus all accrued interest thereon in accordance with the terms of each note.

   During October, November and December of 2004 the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $825,000. The $825,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. The Company also issued a promissory note in the amount of $225,000, $75,000 of which was repaid in the same period. The remaining $150,000 promissory note is due June 30, 2005. In connection with the issuance of the

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

convertible notes, the Company issued to the holders an aggregate of 182,236 common stock purchase warrants to purchase the Company's common stock. The common stock purchase warrants have a two year term and the exercise price is $3.00 per share. The common stock purchase warrants were valued at $93,634, and this amount was recorded as a discount to the convertible promissory notes. The unamortized balance of the discount for these notes as of December 31, 2004 was $90,685.

   During 2003 the Company issued $600,000 of convertible subordinated debentures and an additional $50,000 of similar debentures in February of 2004. All of these debentures, plus accrued interest of $12,890, were converted into 244,482 shares of the Company's common stock in 2004. Also during 2004, the Company issued $2,729,000 of promissory notes that were converted, along with $70,736 of accrued interest, into 929,058 shares of the Company's common stock prior to December 31, 2004. Also during 2003, the Company entered into an installment note to purchase equipment in the amount of $62,880. Principal and interest payments are paid monthly, and the outstanding balance on this note as of December 31, 2004 is $48,809.

Related Party Notes

   On March 3, 2004, AGU Music entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") (of which a related party and a shareholder of the Company own a controlling interest), whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for AGU Music through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable to certain principals of PMG. PMC has guaranteed the payment of these notes, which have an annual interest rate of 8%, and mature on May 1, 2007. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of December 31, 2004 is approximately $331,000. The terms of these notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004, and has been negotiating with the holders to amend the payment terms of the notes, which would include waivers of default for the required payments that have not been made. Under the terms of the note, if an event of default occurs, the holders of the notes are entitled to accelerate the maturity of the notes and demand immediate payment of all outstanding principal.

   During 2003, the Company received loans in the aggregate amount of $114,400 from three shareholders of the Company. The loans pay interest at 5% and are due June 30, 2005. During 2004 the Company received additional loans from an officer of the Company and another major shareholder in the amount of $283,000. This amount was repaid in 2004 with a portion of the proceeds from the Mitchell Note.

   Aggregate maturities of the Company's notes payable as of December 31, 2004 is as follows:

   Fiscal Year      Amount
   -----------   -----------
     2005        $ 7,607,782
     2006          4,337,986
     2007             13,890
     2008              9,793
                 -----------
                 $11,969,451
                 ===========

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

5. CAPITAL LEASES

   The Company is obligated under various capital leases, primarily computer equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. Capital lease obligations totaling $25,757 require minimum monthly lease payments ranging from $32 to $373 with interest rates ranging from 15.5% to 17.8%.

   Future capital lease obligations as of December 31, 2004 are as follows:

                        2005                   $ 16,925
                        2006                     11,223
                        2007                      1,641
                        2008                         79
                                               --------
                        Principal                29,868
                        Interest                 (4,111)
                                               --------
                                                 25,757
                        Current Portion         (13,881)
                                               --------
                         Non-Current Portion   $ 11,876
                                               ========


   Equipment leased under capital leases as of December 31, 2004, amounts to $30,268, net of accumulated depreciation of $17,271.


6. INTANGIBLES

   Intangible assets at December 31, 2004 are as follows:


                                Value at      Accumulated       Balance at
                              acquisition     amortization   December 31, 2004
                              -----------     ------------   -----------------
   Distribution
   agreement (see note 4)      $  350,000      $  (87,300)      $  262,700
   Other intangibles              651,035              --          651,035
                               ----------      ----------       ----------
   Total intangibles           $1,001,035      $  (87,300)      $  913,735
                               ==========      ==========       ==========

   The distribution agreement is being amortized on a straight line basis over a period of three years. Other intangibles pertain to costs to develop network logos, graphic templates and on-air interstitials for The Tube. Under the terms of an amended agreement with the developer of these assets, the Company agreed to pay the developer $200,000 in cash and 150,000 shares of common stock. At December 31, 2004 $50,000 in cash and 121,875 shares of common stock remained due to the developer under this agreement. The Company will begin amortizing these assets over their estimated useful lives upon the national launch of The Tube, which is expected to take place in the first or second quarter of 2005. Aggregate amortization expense over the next three years, assuming an estimated useful life of two years for the other intangibles, is expected to be as follows:

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

      For the year ending December 31:
      2005                                   $360,805
      2006                                    442,184
      2007                                    110,746


7. COMMITMENTS AND CONTINGENCIES

Operating Leases
   The Company leases certain equipment under non-cancelable operating leases that expire at various dates through 2007. Rent expense for all operating leases was $185,513 for the twelve months ending December 31, 2004 and $79,152 from May 20, 2003 (inception) to December 31, 2003. Future minimum annual rental obligations as of December 31, 2004 are as follows:


                                   Operating
Fiscal Year ended December 31,       Leases
------------------------------     ---------
   2005                             $23,731
   2006                              21,306
   2007                               1,186
                                    -------
                                    $46,223
                                    =======

Legal Proceedings

   On January 27, 2005, the Company was served with a summons with notice (the "Summons") by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC the "Plaintiffs"), which indicates that the Plaintiffs commenced an action against the Company. The Plaintiffs allege, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to Section 349 of the New York General Business Law. This dispute stems from an alleged agreement between the Plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. Although the Plaintiffs, though the Summons, are seeking compensatory and punitive damages of no less than $1,812,500, the Plaintiffs have not filed an actual Complaint to state their actual legal case against the Company. The Company served on Plaintiffs and filed a Demand for Complaint in the jurisdiction in which the Summons was filed by the Plaintiffs. The Plaintiffs were required to respond within twenty calendar days as measured from February 23, 2005, to avoid having the action dismissed. The Plaintiffs did not respond within the required 20 calendar days, and therefore the Company is unable to determine the extent of their complaint. Although the Company has expressly denied any allegation of wrongdoing on its part and intends to vigorously defend itself in this dispute, the Company is currently unable to predict the outcome of this action and any financial exposure to the Company, if any.

   October 13, 2004, The Tube received notification from a television channel featuring music related programming that the circle logo used by The Tube is "confusingly similar" to the circle logo used by that television channel, supporting claims of trademark infringement and unfair competition. On November 3, 2004, the Company responded to the October 13, letter stating it does not believe the logos are confusingly similar or that any trademark infringement has occurred. The Company has not received a response to its November 3, 2004 letter. The Company intends to vigorously defend any challenge to its use of its logo.

   The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

8. STOCKHOLDERS' EQUITY

   The total number of shares of all classes of stock which the Company is authorized to issue is 110,000,000 shares, consisting of 10,000,000 shares of preferred stock, no par value, (the "Preferred Stock"), and 100,000,000 shares of common stock, no par value, (the "Common Stock").

   The Preferred Stock may be issued from time to time in one or more series as may be designated by the Board of Directors of the Company, each such series to be distinctly titled and to consist of the number of shares designated by the Board of Directors. All shares of any one series of Preferred Stock so designated by the Board of Directors shall be alike in every particular, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon (if any) shall accrue or be cumulative (or both).

   The Common Stock shall be identical and shall entitle each of the holders thereof to the same rights and privileges. When and as dividends (if any) are declared upon the Common Stock, whether payable in cash, in property or in shares of stock of the Corporation, the holders of Common Stock shall be entitled to share equally, share for share, in such dividends. Each holder of Common Stock shall be entitled to one vote per share.

   During 2004, the Company issued 195,958 shares of common stock to third parties in exchange for services performed. These services were valued at $329,866 and this amount was charged to earnings during the year. The Company also issued 2,311,640 shares of common stock to employees in 2004 and recorded compensation expense of $55,488. Also in 2004, the Company issued 337,500 shares of common stock in connection with the acquisition of the Lauderdale Property (see note 3), 500,000 shares of common stock in connection with the issuance of a convertible note, 1,173,540 shares of common stock in connection with the conversion of debt and accrued interest (see note 5), 337,500 shares of common stock in connection with the acquisition of real property and 15,000 shares of common stock in exchange for $60,000 in cash. In addition, the recapitalization resulting from the Share Exchange Agreement (see note 2) resulted in an increase to the number of shares outstanding by 4,230,614.

   There were 23,392,576 and 14,628,234 shares of common stock outstanding at December 31, 2004 and 2003 respectively.

   On October 20, 2004, the Company's shareholders approved The 2004 Stock Option and Stock Incentive Plan ("the Plan"). The purpose of the Plan is to promote the long-term interests of the Company and its shareholders by providing a means for attracting and retaining officers, directors and other key employees of and consultants to the Company and its affiliates by providing for awards in the form of options to purchase the Company's common stock or grants of shares of restricted stock. No awards were granted under the Plan during 2004 and there were no stock options outstanding under the Plan as of December 31, 2004 and 2003.

   During 2004 the Company issued 2,682,236 detached common stock purchase warrants to acquire the Company's common stock in connection with the issuance of convertible promissory notes (see note 4). The warrants have exercise prices ranging from $1.00 to $3.00 per share and generally expire on the maturity dates of the respective convertible promissory notes with which they were issued. No warrants were exercised during 2004 and all 2,682,236 warrants were outstanding at December 31, 2004.

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

9. INCOME TAXES

   The components of the provision (benefit) for income taxes consist of the following

                                                            2004      2003
                                                            ----      ----
Current provision (benefit):
       Federal                                               $--       $--
       State                                                  --        --
                                                             ---       ---
Total current                                                 --        --
Deferred provision (benefit):
       Federal                                                --        --
       State                                                  --        --
                                                             ---       ---
Total deferred                                                --        --
                                                             ---       ---
                                                             ---       ---
Total provision (benefit) for income taxes                   $--       $--
                                                             ===       ===

   The reconciliation of the Company's tax benefit based on the U.S. federal statutory income tax rate to the Company's effective tax rate is as follows:

                                                         2004           2003
                                                     -----------    -----------
Tax at U.S. federal statutory tax of 34%             $(2,002,733)   $  (275,831)
Increase in federal valuation reserves                 1,908,321        274,780
Permanent items                                           94,412          1,051
State income tax effect, net of federal benefit               --             --

Other                                                         --             --
                                                     -----------    -----------
Total income tax benefit                             $        --    $        --
                                                     ===========    ===========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2004 and December 31, 2003 are as follows:

                                                       2004             2003
                                                   -----------      -----------
Deferred Tax Assets (Liabilities)
       Net operating loss carryforwards            $ 2,251,379      $    38,929
       Start-up expenses                               127,316          165,511
       Organizational expenditures                      95,599          124,279
       Other                                            35,033              380
       Property, plant & equipment                      (8,947)         (22,525)
       Other                                            (2,316)             (--)
                                                   -----------      -----------
                                                     2,498,064          306,574
                                                   -----------      -----------
       Less: Valuation allowance                    (2,498,064)        (306,574)
                                                   -----------      -----------
Net Deferred Tax Asset (Liability)                 $        --      $        --
                                                   ===========      ===========


The valuation allowances as of December 31, 2004, and December 31, 2003 were established due to the Company's determination that it is more likely than not that the Company will not generate sufficient future taxable income to utilize its deferred tax assets. The valuation allowance increased by $2,132,829, net of the effects of the reverse acquisition transaction (see note 2) during 2004. The Company has approximately $5.9 million of net operating loss carryforwards which begin to expire in 2023. A portion of these losses is subject to limitations

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

regarding the offset of the Company's future taxable income, including limitations resulting from changes in ownership of greater than 50% of the Company's common stock as a result of the issuance by the Company of additional common stock.


10. SEGMENT REPORTING

   The Company has three reportable operating segments: The Tube, AGU Music and AGU Studios. The Tube airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. When fully operational, the Company expects that The Tube will generate revenues by selling advertising time and through direct sales of music related to the content broadcasted on the network. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions. AGU Studios, when fully operational, will become a comprehensive media entertainment Center, which will offer film, television and music production facilities, sound stages for recording and executive offices for AGU's operations and other entertainment industry organizations. The Company expects to generate revenue by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). Each segment is separately managed and is evaluated by the Company's chief operating decision makers for the purpose of allocating the Company's resources. The Company also has a corporate headquarters function which does not meet the criteria of a reportable operating segment. Interest expense and corporate expenses are not allocated to the operating segments.

   The table below presents information about reportable segments for the year ended December 31, 2004 and for the period from May 20, 2003 (inception) though December 31, 2003.

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

                                                                 2004           2003
                                                             -----------    -----------
Revenues
       AGU Music                                             $   906,605    $    93,209
       AGU Studios                                                50,325             --
       The Tube                                                       --             --
                                                             -----------    -----------
           Consolidated revenues                             $   956,930    $    93,209
                                                             ===========    ===========

Operating loss
       AGU Music                                              (1,344,827)        21,803
       AGU Studios                                              (103,281)            --
       The Tube                                               (2,554,618)       (87,253)
                                                             -----------    -----------
           Segment loss                                       (4,002,726)       (65,450)
       Corporate                                              (1,583,911)      (741,854)
                                                             -----------    -----------
           Consolidated operating loss                        (5,586,637)      (807,304)
                                                             ===========    ===========

Depreciation and amortization
       AGU Music                                                 100,699              6
       AGU Studios                                                 3,148             --
       The Tube                                                   44,456             --
                                                             -----------    -----------
           Segment total                                         148,303              6
       Corporate                                                  45,760         16,491
                                                             -----------    -----------
           Consolidated depreciation and amortization            194,063         16,497
                                                             ===========    ===========

Expenditures for long-lived assets
       AGU Music                                                  13,566         14,720
       AGU Studios                                               955,531             --
       The Tube                                                  326,710             --
                                                             -----------    -----------
           Segment total                                       1,295,807         14,720
       Corporate                                                 181,686         42,195
                                                             -----------    -----------
           Consolidated expenditures for long lived assets     1,477,493         56,915
                                                             ===========    ===========

The table below reconciles the measurement of segment profit shown in the previous table to the Company's consolidated income before taxes:

                                 2004           2003
                             -----------    -----------
Total segment loss           $(4,002,726)   $   (65,450)
Operating loss - corporate    (1,583,911)      (741,854)
Interest expense                (303,753)        (3,963)
                             -----------    -----------
Loss before income tax       $(5,890,390)   $  (811,267)
                             ===========    ===========
The table below shows information regarding segment assets:

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

                                           2004          2003
                                       -----------   -----------
Segment assets
       AGU Music                       $   845,722   $    65,617
       AGU Studios                       8,729,442            --
       The Tube                            800,506         1,592
                                       -----------   -----------
           Segment total                10,375,670        67,209
       Corporate                         1,317,227       240,936
                                       -----------   -----------
           Consolidated total assets   $11,692,897   $   308,145
                                       ===========   ===========


   With the exception of de minimus sales generated in Canada by AGU Music, the Company did not generate any revenues outside the United States of America from inception through December 31, 2004, and the Company did not have any assets located outside the United States of America. No single customer accounted for more than 10% of the Company's consolidated revenues for the years ended December 31, 2004 and 2003.

11. RELATED PARTY TRANSACTIONS

   For the period from May 20, 2003 (inception) through December 31, 2004, the Company received various computer and internet services totaling $36,000 from a shareholder. In June 2004 the entire amount was converted into common stock.

   For the period from May 20, 2003 (inception) through December, 2004, the Company received various consulting services totaling approximately $159,000 from a shareholder. At December 31, 2004 approximately $7,000 was unpaid.

   Additionally, two officers of the Company agreed to defer a portion of salary, payable under employment agreements until such time as adequate capital has been raised by the Company. The amount deferred as of December 31, 2004 was approximately $85,000.

   On March 3, 2004, in connection with the Distribution Agreement and assignment of certain assets of PMG (see Note 5), the Company assumed the obligation to repay $350,000 of notes payable to two shareholders of the Company. The notes have an annual interest rate of 8%. Payments commenced in March of 2004, and the balance due as of December 31, 2004 was approximately $331,000. The terms of these notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004, and is currently negotiating with the holders to amend the payment terms of the notes, which would include waivers for the required payments that were not made. A former officer of the Company is an owner and controlling shareholder of PMG.

   On July 25, 2003, we received loans from and executed three promissory notes totaling $114,400 in favor of DML Marketing Corp., an entity controlled by Donna
M. Levy, the wife of David C. Levy, in the principal amount of $59,900 and Ned Siegel and Neil Strum, collectively, in the principal amounts of $39,000 and $15,500. The notes accrue interest at an annual rate of 5% and mature on November 1, 2004. DLM Marketing agreed to extend the due date on its note until June 30, 2005. We are seeking a similar extension with Ned Siegel and Neil Strum however there can be no assurances that we will be successful in obtaining one we may be forced to refinance these notes on terms less favorable to us than the existing notes.

   In June 2004, we received loans from and executed two promissory notes totaling $235,000 in favor of DML Marketing Corp. in the principal amount of $150,000, which matures on October 30, 2004, and John P. Grandinetti , a shareholder, in the principal amount of $85,000, which matures on October 30, 2004. The notes accrue interest at an annual rate of 5%. These notes were repaid in December 2004.

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

        In August 2004 and in October 2004, we received loans from and executed promissory notes in the principal amount of $40,000 and $1,000 respectively, in favor of DML Marketing Corp. The notes accrue interest at an annual rate of 5% and mature on November 1, 2004. These notes were repaid in December 2004.

   Accounts   payable  to  related   parties  at  December   31,  2004   totaled
approximately $120,000 Included in this amount was $1,000 in consulting services and expenses provided by a director.

   In December 2004 the Company offset a note receivable from an officer in the amount of $15,500 against deferred salary, which had been deferred under an employment agreement noted above.

   Effective December 8, 2004, Allen Jacobi resigned as president of Pyramid Records International, Inc., one of our subsidiaries. We were not obligated to make any payments to him under the termination provisions of his former employment agreement. On December 8, 2004, as part of his resignation, we and our subsidiaries entered into a mutual release and settlement agreement with Allen Jacobi, Josh Danoff, Jeff Shane, Delsy Gutierrez, each an employee of
Allen Jacobi, Pyramid Records Corp., a Florida corporation, and Pyramid Media Group, Inc., referred to herein as the Pyramid Parties.

   Under the terms of the mutual release and settlement agreement, the Pyramid Parties had to deliver all rights to certain master recordings to us, pay all brokerage commissions under the license agreement, deliver all business files and computers to us, forfeit all rights to a telephone number and notify parties to certain agreements that the Pyramid Parties are no longer authorized to act on our behalf. The terms of the mutual release and settlement agreement provided for us to pay $11,000 for an outstanding legal bill owed by Pyramid Records Corp., permit Allen Jacobi to retain $40,000 received under a license agreement, transfer any rights to the existing Stephen Stills contract to Allen Jacobi, subject to approval by the artist, and relinquish all rights to an internet domain name. We were also entitled to all future monies to be received under the license agreement.

12. COMPREHENSIVE LOSS

   There were no components of comprehensive loss other than net loss. As a result, comprehensive loss was equal to net loss for the periods presented.

13. GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $7.7 million and accumulated deficit of approximately $6.7 million at December 31, 2004, as well as a net loss of approximately $5.9 million and net cash used in operations of approximately $5.0 million for the fiscal year ended December 31, 2004, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on Management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company's television network, recorded music business and the Lauderdale Property.

   In order to improve the Company's liquidity, management is actively exploring methods of raising additional capital. There can be no assurance the Company will be successful in its efforts to raise additional financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                    AGU ENTERTAINMENT CORP. AND SUBSIDIARIES
                  (Formerly Lexington Baron Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

14. SUBSEQUENT EVENTS

   In January and February of 2005, the Company issued additional shares of common stock as follows:

      o 444,000 shares to an officer of the Company in accordance with the original terms of his employment contract
      o 121,875 shares in connection with the 2004 acquisition of certain intangible assets (see note 6)
      o 97,800 shares in connection with the acquisition of property and equipment
      o  85,540 shares to employees
      o 68,570 shares in exchange for professional services received by the Company
      o  5,000 shares for compensation of outside  directors
      o  5,000 shares as a share price adjustment for certain investors

   In February of 2005, the Company formed two new subsidiaries, AGU Studios, Inc., ("AGU Studios") a Florida corporation, and 3200 Oakland Park Boulevard, Inc., a Florida corporation. In March of 2005, the Company changed the name of PRI to AGU Music, Inc. ("AGU Music").

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On June 8, 2004, we notified our principal accountants, Cordovano and Honeck, P.C., that we were terminating their engagement as principal accountants and engaging Weinberg & Company, P.A. ("Weinberg") as our new principal accountants. The termination of Cordovano and Honeck, P.C. and the engagement of Weinberg were approved by our Audit Committee. The reports of Cordovano and Honeck, P.C on our consolidated financial statements for the previous two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

   Cordovano and Honeck, P.C.'s report on the consolidated financial statements of AGU Entertainment Corp. as of and for the two fiscal years ended December 31, 2002 and 2003 contained a separate paragraph stating that "the accompanying consolidated financial statements have been prepared assuming that AGU
Entertainment   will  continue  as  a  going   concern.   As  discussed  in  AGU
Entertainment's notes to the financial statements, AGU Entertainment has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern." Management's plans in regard to this matter are also described in Note 9 to the audited financial statements of Pyramid Music Corp. and Subsidiaries ("PMC") filed with the Securities and Exchange Commission on Form 8-K/A on June 15, 2004. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   In connection with its audits of the two fiscal years ended December 31, 2002 and 2003, and the review of the consolidated financial statements through March 31, 2004, there were no disagreements with Cordovano and Honeck, P.C on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. We requested Cordovano and Honeck, P.C to furnish a letter addressed to the Securities and Exchange Commission stating whether Cordovano and Honeck, P.C. agrees with the above statements. A copy of that letter, dated June 11, 2004, was filed as Exhibit 16 to Form 8-K/A filed with the Securities and Exchange Commission on June 15, 2004.

   On June 8, 2004, we engaged the firm of Weinberg and Company P.A. as our independent principal accountants to audit our financial statements for the 2004 fiscal year. During the two most recent fiscal years and the first quarter 2004, neither we, nor anybody on our behalf, consulted the newly engaged accountants regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A. CONTROLS AND PROCEDURES

   The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to and during the period when our periodic reports are being prepared.

   A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

   There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. OTHER INFORMATION

   None.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The members of the board of directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

   From the Company's inception until the Stock Exchange, Phillip Kilgore served as Chairman, President, Chief Financial Officer and Secretary of the Company, Jeffrey Neal served as Vice President, and David Goller served as Executive Vice President. Upon the consummation of the Share Exchange, Mr. Kilgore, Mr. Neale and Mr. Goller resigned.

   The following table sets forth information  regarding the Company's directors
and  executive   officers  as  of  December  31,  2004.   There  are  no  family
relationships among any of our directors and officers.

Name                      Age      Positions

Michael Jay Solomon       68       Director and Chairman of the Board
David C. Levy             53       Director and President of the Company
Les Garland               52       Director, Senior Executive Vice President of
                                   the Company and President of The Tube
Marc Gelberg              39       Director
Gregory R. Catinella      54       Director
John W. Poling            59       Director, Executive Vice President of the
                                   Company and Chief Financial Officer

   Michael Jay Solomon has served as Chairman of AGU since 2002. Since 2002, Mr. Solomon has been the Chairman and Chief Executive Officer of El Camino Entertainment Group, Inc. El Camino Entertainment Group, Inc. is a company dedicated to building a live family entertainment company on a national basis through the consolidation of family run companies that operate rides, games and food at state and county fairs and carnivals throughout the United States. Mr. Solomon became a director of AGU upon the consummation of the share exchange with Pyramid Music Corp. in April 2004. Prior to 2002, Mr. Solomon has been involved in his personal investments, charities and educational organizations.

   David C. Levy has served as President of AGU since 2004. Prior to joining AGU, Mr. Levy was the Vice President of Business Development of Northwestern Bell Phones, a manufacturing and marketing company of consumer electronics from 1995 to 2003. Mr. Levy became the president and a director of AGU upon the consummation of the share exchange with Pyramid Music Corp. in April 2004. In the late 1970's, Mr. Levy managed hit dance music group "Foxy," which had a #1 record titled "Get Off" and a gold album.

   Les Garland has served as President of The Tube Music Network, Inc., our wholly owned subsidiary, since 2003 and as President of Afterplay Marketing, Inc., a Nevada company, since 1995. Mr. Garland is also a Senior Executive Vice President of the Company. From 1998 to 2000, Mr. Garland was a consultant to the College Television Network, a television network on college campuses across the United States. Mr. Garland became a director of AGU upon the consummation of the share exchange with Pyramid Music Corp. in April 2004. Mr. Garland was a co-founder/originator of both MTV: Music Television and VH-1. In 1987, MTV Networks was sold to Viacom for over $1 billion. In the 1990's, Mr. Garland played an essential role in the domestic and international launch of the interactive music channel, The Box, acting as senior executive vice president.

Responsible for entertainment programming, promotion, advertising sales and marketing, Mr. Garland oversaw the rollout of the channel from a base of 200,000 homes at its inception to more than 30 million U.S. households and 25 million households internationally. In 1998, The Box was sold to Viacom. Mr. Garland's next venture was College Television Network. He was involved in the rollout, which put the network on college campuses across the country. In 2000, the College Television Network was sold to Viacom.

   Marc Gelberg serves as chairman of the Audit Committee. Mr. Gelberg has held a variety of finance and accounting positions at several Fortune 1000 companies including Wyeth, MTV Networks, Standard Motor Products, Inc. and FPL Energy, LLC. Mr. Gelberg has been Manager of Financial Reporting at Vision Care Holdings, LLC since June of 2004. From May 2003 to May 2004 he was a project controller at FPL Energy, LLC and was Director of Financial Reporting at U.S. Plastic Lumber Corp. from July 2000 through May 2003. In July of 2004, U. S. Plastic Lumber Corp. filed for protection under the federal bankruptcy laws. Mr. Gelberg received his CPA license in the state of New York in 1994. Mr. Gelberg became a director of the Company in November 2004.

   Gregory R. Catinella has been the owner of Catinella Realty, a real estate investment company, since January 2004. Prior to owning Catinella Realty, Mr. Catinella was Chairman and President of Catinella Consulting Inc., a provider of consulting, marketing and business development services to public and private companies, from 1986 to 2004. Mr. Catinella became a director of the Company upon the consummation of the share exchange with Pyramid Music Corp. in April 2004.

   John W. Poling has served as our Executive Vice President and Chief Financial Officer since November 1, 2004, and was chairperson of our audit committee from April 1, 2004 until his appointment as our chief financial officer. Mr. Poling was a partner at Tatum Partners, LLP, from 2002 to 2004. Tatum Partners, LLP provides financial services to emerging growth, middle market and multinational companies. Prior to joining Tatum Partners, LLP, Mr. Poling served as Chief Financial Officer of U.S. Plastic Lumber Corp., a manufacturer and distributor of plastic lumber products, from 1999 to 2002. In July of 2004, U. S. Plastic Lumber Corp. filed for protection under the federal bankruptcy laws. Mr. Poling serves on the board of directors of Kreisler Manufacturing Corporation, a manufacturer and distributor of metal aircraft engine and industrial turbine components, SystemOne Technologies Inc., a manufacturer and distributor of self-contained recycling parts washers. From 2002 to 2004, Mr. Poling also served as a Director of National Earth Services, Inc., an environmental services company. Mr. Poling became a director of AGU upon the consummation of the share exchange with Pyramid Music Corp. in April 2004.

   Upon the consummation of the merger on October 21, 2004, our board of directors was divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors expires after the 2005 annual meeting of stockholders, the term of the Class II directors expires after the 2006 annual meeting of stockholders, and the term of the Class III directors expires after the 2007 annual meeting of stockholders. After each such meeting, the newly elected directors will serve three-year terms. Upon the consummation of the merger, Mr. Solomon and Mr. Catinella were designated Class I directors, Mr. Levy was designated a Class II director, and Mr. Garland and Mr. Poling were designated Class III directors. Upon his appointment to our board of directors, Mr. Gelberg was designated a Class I director.

   The board of directors has determined that Marc Gelberg is a financial expert serving on our audit committee. Mr. Gelberg is an independent director. Although the board of directors has determined Mr. Gelberg is an "independent" director within the meaning of Rule 4200 (a) (15) of the Nasdaq Stock Market Rules, Mr. Gelberg would not satisfy the NASDAQ Stock Market Rules for independence requirements for audit committee members as a result of his receipt of consulting fees from the Company during 2004.

   The board of directors has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer or controller. The code of ethics was previously filed with the Commission in the Company's definitive proxy statement on Schedule 14A for the 2004 annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

   Each of Michael Jay Solomon, John W. Poling, Les Garland, Allen Jacobi, David Levy, Marc Gelberg and Gregory Catinella failed to file his report on Form 3 on a timely basis. Each such person, other than Marc Gelberg, filed one late report relating to one transaction. Mr. Gelberg filed one late report relating to two transactions. Michael Jay Solomon and Gregory Catinella each failed to file his report on Form 4 on a timely basis. Each filed one late report related to one transaction.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

   The following table sets forth the total compensation paid to or accrued for the fiscal years ended December 31, 2004 and 2003 Chief Executive Officer and our other most highly compensated executive officers.


                                                  Other                        All
Name and Principal   Fiscal                      Annual       Restricted      Other
   Position           Year    Salary    Bonus  Compensation  Stock Awards  Compensation
-------------------  ------  --------  ------  ------------  ------------  ------------
David Levy            2004   $172,000       0             0             0   $13,695(1)
President and         2003   $  3,607       0             0             0   $11,934(1)
Director of the       2002   $      0       0             0             0   $       0
Company
-------------------  ------  --------  ------  ------------  ------------  ------------
Les Garland,          2004   $397,343       0             0             0   $  1031(2)
Executive Vice        2003   $ 64,421  29,000             0             0           0
President and         2002   $      0       0             0             0           0
Director of the
Company
-------------------  ------  --------  ------  ------------  ------------  ------------
John W. Poling        2004   $ 45,500       0             0             0           0
Executive Vice        2003   $      0       0             0             0           0
President and         2002   $      0       0             0             0           0
Director of the
Company (3)
-------------------  ------  --------  ------  ------------  ------------  ------------
Allen Jacobi (4)      2004   $147,692       0             0             0   $  40,000
                      2003   $  7,692       0             0             0           0
                      2002   $      0       0             0             0           0
-------------------  ------  --------  ------  ------------  ------------  ------------
Phillip Kilgore (5)   2004   $      0       0             0             0           0
                      2003   $      0       0             0             0           0
                      2002   $      0       0             0             0           0
-------------------  ------  --------  ------  ------------  ------------  ------------

(1)Includes compensation for an automobile allowance $12,664 and health insurance $1,031
(2) Includes compensation for health insurance $1,031
(3)Mr. Poling was appointed Executive Vice President of the Company effective as of November, 1 2004
(4)Mr. Jacobi and the Company entered into a Mutual Release and Settlement Agreement on December 8, 2004 and is no longer employed at the Company.
(5) Mr. Kilgore was CEO of the Company until the Share Exchange Agreement was executed on April 1, 2004

Employment Agreements

   David Levy. Under an employment agreement, dated as of April 1, 2004, David Levy serves as our President and Chief Executive Officer. The agreement terminates on March 23, 2009 and may be extended for subsequent one-year periods by both parties signing an extension prior to 30 days of the expiration date. Under the agreement, Mr. Levy is entitled to receive an annual salary of $350,000 or such greater amount as the board of directors may determine. This annual salary increases 5% on March 23, 2005. Under the agreement, Mr. Levy deferred any salary in excess of $2,500 per week until the Company raises a minimum of $5,000,000 in equity or equity equivalents. If Mr. Levy is terminated without cause, the Company must pay him any of his annual salary that has accrued, and an amount equal to the lesser of his annual salary for the number of months remaining in the term of the agreement or his monthly salary multiplied by 24.

   Michael Jay Solomon. Under an employment agreement, dated as of October 1, 2003 and amended as of December 1, 2003, Michael Jay Solomon has served as our Chairman. The agreement was terminated in January 2005 and will be replaced by a new employment agreement under which Mr. Solomon will become President of AGU Studios Inc. Mr. Solomon continues to serve as Chairman of our Board of Directors.

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

John W. Poling Under an employment agreement dated November 1, 2004, Mr. Poling serves as our Executive Vice President and Chief Financial Officer. Under the agreement, Mr. Poling is entitled to receive an annual salary of $200,000. Under the agreement, any salary in excess of $1,346.15 per week is deferred until the Company raises a minimum of $5,000,000 in equity or equity equivalents. If Mr. Poling is terminated without cause he will be entitled to severance equal to one year's salary and payable in twelve (12) monthly payments.

Allen Jacobi. Under an employment agreement, dated as of April 1, 2004, Allen Jacobi served as president of Pyramid Records International, Inc., now AGU Music. The agreement was scheduled to terminate on March 23, 2009. Under the agreement, Mr. Jacobi was entitled to receive annual compensation of $200,000 or such greater amount as the board of directors determined. The annual salary was scheduled to increase 5% on March 23, 2005. The agreement also provided that if Mr. Jacobi was terminated without cause, we had to pay him any of his annual salary that had accrued, and an amount equal to the lesser of his annual salary for the number of months remaining in the term of the agreement or his monthly salary multiplied by 18. Effective December 8, 2004, Allen Jacobi resigned as president of Pyramid Records International, Inc. We were not obligated to make any payments to him under the termination provisions of his employment agreement.

Compensation of Directors

      Each non-employee director is paid $2,500 in cash and 2,500 shares of our common stock per quarter.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


   The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of December 31, 2004, by each person known by the Company to own beneficially more than 5% of the Company's common stock; each of the Company's named executive officers; each director of the Company; and all of the executive officers and directors as a group.

   The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares owned beneficially. The percentage of beneficial ownership of common stock is based on 23,392,576 shares outstanding as of December 31, 2004.


                                                                           Percentage of
                                                        Shares              Outstanding
Name and Address of Beneficial Owner(1)            Beneficially Owned    Common Stock Owned
---------------------------------------            ------------------    ------------------
Michael Jay Solomon
   Chairman of the Board of  Directors of the
Company .......................................         444,444(2)              1.9%

Les Garland
   President  of The Tube and Director of the
Company .......................................       1,542,000                 6.6%

Allen Jacobi
11077 Biscayne Blvd ...........................
Miami, FL 33363
   Former President of Pyramid Records
International .................................         123,750(3)(8)             *

David Levy
   President  of the Company and  Director of
the Company ...................................       2,752,373(4)(5)          11.8%

Gregory Catinella
   Director of the Company ....................         736,500                 3.1%

John W. Poling
   Executive Vice President and Chief Financial
Officer of the Company and Director
of the Company ................................         200,000                   *

Marc Gelberg
   Director of the Company ....................           2,500                   *

                                                                           Percentage of
                                                        Shares              Outstanding
Name and Address of Beneficial Owner(1)            Beneficially Owned    Common Stock Owned
---------------------------------------            ------------------    ------------------
Rachel Levy
7014 DelCorso Lane
Delray, FL 33446 ..............................       1,300,784(5)(6)           5.6%

Ned Siegel
500 T-Rex Ave., Suite 150
Boca Raton, FL 33431 ..........................       1,655,691                 7.1%

Neil Strum
3849 Rambla Pacifico
Malibu, California 90265 ......................       1,655,691                 7.1%

VLC Holdings, LLC
2455 E. Sunrise Blvd., Suite 502
Ft. Lauderdale, FL 33304 ......................       2,739,373(5)(7)          11.7%

Mitchell Entertainment Company ................       4,000,000(9)             14.6%
11601 Wilshire Blvd., Suite 2400
Los Angeles, CA 90025

Elizabeth Buntrock.............................       3,112,500(10)            11.7%
500 Broward Boulevard
Suite 1950
Ft. Lauderdale, FL 33394

All  executive  officers  and  directors as a
group .........................................       5,677,817                24.3%

-------------------
* Less than 1%

(1) Unless otherwise indicated, the address of record for the owner is 3200 West Oakland Park Blvd., Lauderdale Lakes, FL 33311
(2) Held by Solomon Family Trust, dated December 21, 1989, 14 Beverly Park, Beverly Hills, CA 90210.
(3) Includes 18,750 shares owned by Cheri Jacobi, Allen Jacobi's wife.
(4) Includes 5,000 shares owned by David Levy, 2,739,373 owned by VCL Holdings, LLC and 8,000 shares owned by Victoria Levy. Excludes 1,300,784 shares owned by Rachel Levy, David Levy's mother.
(5) The aggregate holdings of David Levy, Victoria Levy, Rachel Levy and VLC Holdings total 4,053,157 and represent approximately 17.3% of the Company's outstanding common stock.
(6) Excludes shares held by David Levy and Victoria Levy.
(7) The principal owners of VLC Holdings, LLC are the wife and daughter of David Levy, the President and a director of the Company. Excludes shares held by Rachel Levy.
(8) Allen Jacobi and the Company entered a Mutual Release and Settlement Agreement on December 8, 2004. Mr. Jacobi is no longer affiliated with the Company.
(9) Includes 2,000,000 shares issuable upon the conversion of principal and interest of a convertible term note and 2,000,000 shares issuable upon the exercise of a common stock purchase warrant.

(10) Includes 2,800,000 shares issuable upon the conversion of a convertible promissory note owned directly by Lakes Holding Trust U/A, which is controlled by Elizabeth Buntrock, and 312,500 shares owned directly by Elizabeth Buntrock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   We, formerly known as Lexington Barron Technologies, Inc., were incorporated in the State of Colorado on August 23, 2000. From its inception through April 1, 2004, Lexington Barron Technologies, Inc. conducted no significant operations or other activities. On March 15, 2004, Lexington Barron Technologies, Inc. entered into a stock exchange agreement with Pyramid Music Corp., a Florida corporation. Under the terms of the stock exchange agreement, Lexington Barron Technologies, Inc. acquired 100% of the outstanding common stock of Pyramid Music Corp. in exchange for 16,922,464 shares of common stock of Lexington Barron Technologies, Inc. As a result of the share exchange, which was consummated on April 1, 2004, the former shareholders of Pyramid Music Corp. owned, on a fully diluted basis, approximately 80% of the then-issued and outstanding shares of common stock of Lexington Barron Technologies, Inc. and the former principal owners of Lexington Barron Technologies, Inc.'s common stock (who are former directors of the company) owned, on a fully diluted basis, approximately 20% of the then-issued and outstanding shares of Lexington Barron Technologies, Inc. On March 26, 2004, Lexington Barron Technologies, Inc. amended its articles of incorporation to change its name to "AGU Entertainment Corp."

   In connection with the share exchange, the then-board of directors of the Company appointed nominees selected by the former shareholders of Pyramid Music Corp. to fill the existing vacancies on the company's board of directors. The former directors resigned as members of our board of directors.

   Effective December 8, 2004, Allen Jacobi resigned as President of Pyramid Records International, Inc., one of our subsidiaries. We were not obligated to make any payments to him under the termination provisions of his former employment agreement. On December 8, 2004, as part of his resignation, we and our subsidiaries entered into a mutual release and settlement agreement with Allen Jacobi, Josh Danoff, Jeff Shane, Delsy Gutierrez, each an employee of
Allen Jacobi, Pyramid Records Corp., a Florida corporation, and Pyramid Media Group, Inc., referred to herein as the Pyramid Parties.

   Under the terms of the mutual release and settlement agreement, the Pyramid Parties had to deliver all rights to certain master recordings to us, pay all brokerage commissions under the license agreement, deliver all business files and computers to us, forfeit all rights to a telephone number and notify parties to certain agreements that the Pyramid Parties are no longer authorized to act on our behalf. The terms of the mutual release and settlement agreement provided for us to pay $11,000 for an outstanding legal bill owed by Pyramid Records Corp. to a third party, permit Allen Jacobi to retain $40,000 received under a license agreement, transfer any rights to the existing Stephen Stills contract to Allen Jacobi, subject to approval by the artist, and relinquish all rights to an internet domain name. We were also entitled to all future monies to be received under the license agreement.

   On July 25, 2003, we received loans from and executed three promissory notes totaling $114,400 in favor of DML Marketing Corp., an entity controlled by Donna
M. Levy, the wife of David C. Levy, in the principal amount of $59,900 and Ned Siegel and Neil Strum, collectively, in the principal amounts of $39,000 and $15,500. The notes accrue interest at an annual rate of 5% and mature on November 1, 2004. DLM Marketing agreed to extend the due date on its note until June 30, 2005. We are seeking a similar extension with Ned Siegel and Neil Strum however there can be no assurances that we will be successful in obtaining one we may be forced to refinance these notes on terms less favorable to us than the existing notes.

   In June 2004, we received loans from and executed two promissory notes totaling $235,000 in favor of DML Marketing Corp. in the principal amount of $150,000, which matures on October 30, 2004, and John P. Grandinetti in the principal amount of $85,000, which matures on October 30, 2004. The notes accrue interest at an annual rate of 5%. These notes were repaid in December 2004.

   In August 2004 and in October 2004, we received loans from and executed promissory notes in the principal amount of $40,000 and $1,000 respectively, in favor of DML Marketing Corp. The notes accrue interest at an annual rate of 5% and mature on November 1, 2004. These notes were repaid in December 2004.

   For the period from May 20, 2003 (inception) through December 31, 2004, the Company received various computer and internet services totaling $36,000 from a stockholder. In June 2004 the entire amount was converted into common stock.

   For the period from May 20, 2003 (inception) through December, 2004, the Company received various consulting services totaling approximately $159,000 from a stockholder. At December 31, 2004 approximately $7,000 was unpaid.

   Additionally, two officers of the Company agreed to defer a portion of salary, payable under employment agreements until such time as adequate capital has been raised by the Company. The amount deferred as of December 31, 2004 was approximately $85,000.

   On March 3, 2004, in connection with the Distribution Agreement and assignment of certain assets of PMG (see Note 5), the Company assumed the obligation to repay $350,000 of notes payable to two shareholders of the Company. The notes have an annual interest rate of 8%. Payments commenced in March of 2004, and the balance due as of September 30, 2004 was approximately $331,000. The terms of these notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004, and is currently negotiating with the holders to amend the payment terms of the notes, which would include waivers for the required payments that were not made. A former officer of the Company is an owner and controlling shareholder of PMG.

   Prior to his appointment as a director of the Company on November 1, 2004, Mr. Gelberg was paid approximately $9,000 in 2004 for consulting services provided to the Company.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

List of  Exhibits  filed as part of this  report.  The  following  exhibits  are incorporated by reference herein or filed herewith. The warranties, representations and covenants contained in the agreements listed below as exhibits should not be relied upon by buyers, sellers or holders of the Company's securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in the agreements.

      Number      Title
      ------      -----

      2.1* Share Exchange Agreement, dated March 15, 2004, between the shareholders of Pyramid Music Corp., Pyramid Music Corp. and Lexington Barron Technologies, Inc. (Incorporated by reference to the Registrants Form 8-K filed April 21, 2004, as amended)

      2.2* Agreement and Plan of Merger, dated as of September 30, 2004, by and between AGU Entertainment Corp., a Colorado corporation, and AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

      3.1* Articles of Incorporation of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

      3.2* Bylaws of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

      3.3* Articles of Amendment to Articles of Incorporation of AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed April 21, 2004, as amended)

      3.4* Specimen certificate of the common stock of AGU Entertainment Corp., a Delaware company (incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-86244)).

      4.1* Convertible Promissory Note dated September 13, 2004, made by AGU Entertainment Corp. in favor of Galt Financial Corp. (incorporated herein by reference to the Registrant's Form 8-K filed September 20, 2004)

      4.2* Warrant to subscribe for 500,000 shares of common stock of AGU Entertainment Corp. issued to Galt Financial Corporation (incorporated herein by reference to the Registrant's Form 8-K filed September 20, 2004)

      4.3* Secured Convertible Term Note issued by AGU Entertainment Corp., The Tube Music Network, Inc., and Pyramid Records
                  International, Inc. to Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      4.4*        Common  Stock  Purchase  Warrant  of AGU  Entertainment  Corp.
                  issued to Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29,
                  2004)

      4.5 Promissory Note issued by AGU Entertainment Corp. to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A


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

      10.9*       Agreement  with  GSMB  regarding   marketing  and  promotional
                  expenditure commitment (incorporated herein by reference to the Registrant's Form 10-QSB filed August 20, 2004)

      10.10* Trust Agreement in connection with the marketing and promotional expenditure commitment (incorporated herein by reference to the Registrant's Form 10-QSB filed August 20,
                  2004)

      10.11* Agreement with Radical Media, Inc. (incorporated herein by reference to the Registrant's Form 10-QSB filed August 20,
                  2004)

      10.12* Agreement for Purchase and Sale, dated, dated as of September 10, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A dated July 27, 2001 (incorporated herein by reference to the Registrant's Form 8-K filed September 20, 2004)

      10.13* Consulting Agreement, dated as of September 13, 2004, by and between AGU Entertainment Corp. and Kevin Waltzer (incorporated herein by reference to the Registrant's Form 8-K filed September 20, 2004)

      10.14* Employment Agreement dated as of November 1, 2004 between AGU Entertainment Corp. and John W. Poling (incorporated herein by reference to the Registrant's Form 8-K filed November 9, 2004)

      10.15*      Stock Purchase  Agreement between AGU Entertainment  Corp. and
                  AUW,   Inc.   (incorporated   herein  by   reference   to  the
                  Registrant's Form 10-QSB filed November 12, 2004)

      10.16* 2004 Stock Option and Stock Incentive Plan (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

      10.17* Amendment to Agreement for Purchase and Sale, dated, dated as of September 10, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A dated July 27, 2001 (incorporated herein by reference to the Registrant's Form 10- QSB filed November 12,
                  2004)

      10.18* Securities Purchase Agreement, effective as of December 20, 2004, by and among AGU Entertainment Corp., The Tube Music Network, Inc. and Pyramid Records International, Inc. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29,
                  2004)

      10.19* Mortgage Deed and Security Agreement, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      10.20* Master Security Agreement, effective as of December 20, 2004, by and among AGU Entertainment Corp., The Tube Music Network, Inc. and Pyramid Records International, Inc. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      10.21* Assignment of Rents, Leases and Deposits, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29,
                  2004)

      10.21* Subordination Agreement, effective as of December 20, 2004, by and between Charley Zeches, in her capacity as trustee of Lakes Holding Trust, and Mitchell Entertainment Company, as agreed to, accepted and acknowledged by AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      10.22* Registration Rights Agreement, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      10.23* Environmental Indemnity Agreement, effective as of December 20, 2004, by and among AGU Entertainment Corp., The Tube Music Network, Inc. and Pyramid Records International, Inc. and

                  Mitchell   Entertainment   Company   (incorporated  herein  by
                  reference  to the  Registrant's  Form 8-K filed  December  29,
                  2004)

      10.24* Mortgage Deed and Security Agreement, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      10.25* Assignment of Rents, Leases and Deposits, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      10.26* Amendment No. 2 to Agreement for Purchase and Sale, dated as of November 30, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      10.27 Stock Purchase Agreement between AGU Entertainment Corp. and Elizabeth Buntrock.

      10.28 Mutual Release and Settlement Agreement between Allen Jacobi, Josh Danoff, Jeff Shane, Delsey Gutierrez, Pyramid Records Corp and Pyramid Media Group, and AGU Entertainment Corp., Pyramid Records International and The Tube Music Network.

      10.29 Term Sheet between AGU Entertainment Corp. and Mitchell Entertainment Company.

      10.30       Manufacturing  and  Sub-Distribution   Agreement  between  AGU
                  Entertainment Corp. and Sanctuary Records Group Inc.

      14.1* Code of Ethics, as amended (incorporated herein by reference to the Registrant's Form 8-K filed August 23, 2004)

      16.1* Letter regarding Change in Certifying Accountant (incorporated herein by reference to the Registrant's Form 8-K/A filed June 15, 2004)

      21.1        List of Subsidiaries

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

      32.1        Section 906 Certification

      ----------------
      * Previously filed.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   Audit Fees. The aggregate fees billed by Weinberg & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003 and the review of the financial statements included in the Company's Forms 10-Q for fiscal years 2004 totaled $ 32,178.

   Audit-Related Fees. The aggregate fees billed by Weinberg & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended December 31, 2004 and that are not disclosed in the paragraph captioned "Audit Fees" above, were $26,081. The services performed by Weinberg & Company, P.A., in connection with these fees consisted primarily of review of our SEC filings.

   Tax Fees. The aggregate fees billed by Weinberg & Company, P.A., for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2003 were $ 4,389. The services performed by Weinberg & Company, P.A., in connection with these fees consisted of preparing the Company's 2003 federal and state tax returns.

   During the fiscal year ended December 31, 2004, all services performed by the independent accountants were pre-approved pursuant to the pre-approval policies of our audit committee.

   For the twelve months ended December 31, 2003, the Company paid audit fees to its independent certified public accountants, Cordovano and Honeck, P.C, in the amount of $3,500. Tax and other professional fees paid to the independent certified public accountants in 2003 were not significant.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

                              AGU ENTERTAINMENT CORP.

                              By:    /s/ David C. Levy
                                     ----------------------------------
                                     David C. Levy
                                     President and Chief Executive Officer, and
                                     Director


   In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

By:  /s/ David C. Levy
     -----------------
David C. Levy
Director, President and Chief Executive Officer

By /s/John W. Poling
--------------------
John W. Poling
Director and Chief Financial Officer
(principal financial officer and principal accounting officer)

By:  /s/Michael Jay Solomon
---------------------------
Michael Jay Solomon
Chairman of the Board of Directors

By: /s/Les Garland
------------------
Les Garland
Director

By: /s/Gregory R. Catinella
---------------------------
Gregory R. Catinella
Director


By /s/Marc Gelberg
------------------
Marc Gelberg
Director

EXHIBIT 21.1

List of Subsidiaries

   1. The Tube Music Network, Inc.

   2. AGU Music, Inc.

   3. AGU Studios, Inc.

   4. 3200 Oakland Park, Inc.