Form 10QSB
period 2005-03-31
AGU Entertainment Corp.
filed 2005-05-26
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 005-79752


                             AGU Entertainment Corp.
    -------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                Delaware                               84-1557072
    ---------------------------------     -----------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)


                          3200 West Oakland Park Blvd.
                           Lauderdale Lakes, FL 33311
    -------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 714-8100
    -------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the issuer's common stock, no par value, outstanding as of May 15, 2005 was 24,597,603.

Transitional Small Business Disclosure Format (check one): Yes |_| ; No |X|

                             AGU ENTERTAINMENT CORP.
                 (Formerly Lexington Barron Technologies, Inc.)

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  UNAUDITED FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheet as of March 31, 2005
           (unaudited).......................................................  3
         Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2005 and 2004 (unaudited)............  4
         Condensed Consolidated Statement of Changes in Stockholders'
           Equity for the Three Months Ended March 31, 2005 (unaudited)......  5
         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2005 and 2004 (unaudited)............  6
         Notes to Condensed Consolidated Financial Statements (unaudited)....  7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 14

Item 3.  Controls and Procedures............................................. 20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 20

Item 2.  Unregistered Sales of Equity Securities and use of proceeds ........ 20

Item 3.  Defaults Upon Senior Securities..................................... 21

Item 4.  Submission of Matters to a Vote of Security
  Holders.................................................................... 21

Item 5.  Other Information................................................... 21

Item 6.  Exhibits ........................................................... 21

SIGNATURES................................................................... 23

                           FORWARD LOOKING STATEMENTS

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

                     Part 1. Unaudited Financial Information

Item 1. Financial Statements

                             AGU ENTERTAINMENT CORP.
                 (Formerly Lexington Barron Technologies, Inc.)
                           Consolidated Balance Sheets
                   As of March 31, 2005 and December 31, 2004

                                                                         2005            2004
                                                                      Unaudited        Audited
Assets
Current Assets:
     Cash                                                           $      5,379    $    771,533
     Accounts receivable, net of allowance of $10,000 and $0             475,139         507,482
     Prepaid expenses                                                    254,628         225,037
                                                                    ------------    ------------
        Total current assets                                             735,146       1,504,052

     Property and equipment, net of accumulated
       depreciation of $187,661 and $123,260                           9,419,133       9,110,373
     Intangibles, net of accumulated amortization                        884,635         913,735
     Other assets                                                        137,635         164,737
                                                                    ------------    ------------
        Total assets                                                $ 11,176,549    $ 11,692,897
                                                                    ============    ============

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                               $    771,062    $    501,514
     Accounts payable - related parties                                  109,887         169,258
     Notes payable, related parties                                      636,325         445,642
     Convertible notes payable                                         7,150,000       7,150,000
     Equipment note - current portion                                     12,346          12,140
     Capital leases payable - current portion                             14,276          13,881
     Accrued expenses                                                    789,918         910,418
     Other current liabilities                                             6,872          36,965
                                                                    ------------    ------------
        Total current liabilities                                      9,490,686       9,239,818

Capital leases payable - long term portion                                 8,209          11,876
Equipment note - long term portion                                        33,503          36,668
Convertible notes payable - net of unamortized
  discounts                                                              944,052         854,178
                                                                    ------------    ------------
Total liabilities                                                     10,476,450      10,142,540
                                                                    ------------    ------------

Stockholders' Equity:
     Preferred stock, no par value; 10,000,000 shares authorized,
       -0- shares issued and outstanding                                      --              --
     Common stock, no par value; 100,000,000 shares authorized,
       24,220,361 and 23,392,576 shares issued and outstanding         5,646,246       4,658,380
     Additional paid-in capital                                        4,952,422       3,593,634
     Accumulated deficit                                              (9,898,569)     (6,701,657)
                                                                    ------------    ------------
        Total stockholders' equity                                       700,099       1,550,357
                                                                    ------------    ------------

        Total liabilities and stockholders' equity                  $ 11,176,549    $ 11,692,897
                                                                    ============    ============

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                        2005            2004
                                                    ------------    ------------
Revenues                                            $    150,503    $         --
Cost of sales and services performed                      36,745
                                                    ------------    ------------
     Gross profit                                        113,758              --

Operating Expenses
     Promotion and advertising                            71,530         133,968
     Depreciation and amortization                        93,501          12,299
     Other general and administrative costs            1,695,872         739,100
                                                    ------------    ------------

                         Total operating expenses      1,860,903         885,367
                                                    ------------    ------------

                         Operating loss               (1,747,145)       (885,367)
     Interest expense                                  1,449,767          12,514
                                                    ------------    ------------
                         Loss before income taxes     (3,196,912)       (897,881)

Income tax provision                                          --              --
                                                    ------------    ------------

                         Net loss                   $ (3,196,912)   $   (897,881)
                                                    ============    ============

Basic and diluted loss per share                    $      (0.15)   $      (0.06)
                                                    ============    ============

Weighted average common shares outstanding -
     Basic and diluted                                23,720,678      14,880,427
                                                    ============    ============

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                      Condensed Consolidated Statements of
                         Changes in Stockholders' Equity
                    For the Three Months Ended March 31, 2005
                                   (Unaudited)

                                                                                                      Retained
                                                                                        Additional    Earnings
                                                                                         Paid-In    (Accumulated
                                                            Shares          Amount       Capital       Deficit)       Total
                                                          --------------------------------------------------------------------
Balance at December 31, 2004                               23,392,576   $ 4,658,380   $ 3,593,634   $(6,701,657)   $ 1,550,357
Issuance of shares of common stock for services               108,570       286,592            --            --        286,592
Issuance of shares of common stock to employees for
  compensation                                                 45,540       107,474            --            --        107,474
Issuance of common stock as a  price adjustment for
  cetain investors                                              5,000            --            --            --             --
Common stock issued in connection with the acquisition
  of property plant and equipment                              97,800       244,500            --            --        244,500
Issuance of warrants in connection with the issuance of
  convertible debt                                                 --            --     1,358,788            --      1,358,788
Issuance of shares in settlement of liabilities               121,875       337,500            --            --        337,500
Issuance of shares of common stock to directors for
  services                                                      5,000        11,800            --            --         11,800
Issuance of common stock to a director as an adjustment
  to shares awarded pursuant to an employment agreement       444,000            --            --            --             --
Net loss                                                           --            --            --    (3,196,912)    (3,196,912)
                                                          --------------------------------------------------------------------
Balance at March 31, 2005                                  24,220,361   $ 5,646,246   $ 4,952,422   $(9,898,569)   $   700,099
                                                          ====================================================================

     See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.) Condensed Consolidated Statements of Cash Flows
               For the Three Months Ending March 31, 2005 and 2004

                                                                              2005           2004
                                                                           -----------    -----------
Cash flows from operating activities:
      Net loss                                                             $(3,196,912)   $  (897,881)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
               Depreciation and amortization                                    93,501         12,299
               Common stock issued as payment for services                     405,866         28,677
               Amortization of discount on convertible notes payable         1,178,662             --
               Amortization of deferred financing fees                          18,253
               Decrease in accounts receivable                                  32,343         40,671
               Increase in prepaid expenses                                    (29,591)      (200,200)
               Increase (decrease) in other assets                               8,849       (369,804)
               Increase in accounts payable and accrued liabilities            427,177         88,891
               (Decrease) increase in other liabilities                        (30,093)        24,462
                                                                           -----------    -----------
                               Net cash used in operating activities        (1,091,945)    (1,272,885)
                                                                           -----------    -----------

Cash flows from investing activities:
      Disbursements for property and equipment                                (128,661)       (22,334)
                                                                           -----------    -----------
                               Net cash used in investing activities          (128,661)       (22,334)
                                                                           -----------    -----------

Cash flows from financing activities:
      Payment of notes payable                                                  (2,959)        (9,972)
      Proceeds from notes payable to related parties                           190,683             --
      Payment on capital leases                                                 (3,272)        (3,417)
      Proceeds from other notes payable                                        270,000      1,220,000
                                                                           -----------    -----------
                               Net cash provided by financing activities       454,452      1,206,611
                                                                           -----------    -----------

                               Net decrease in cash                           (766,154)       (88,608)

Cash, beginning of period                                                      771,533        137,048
                                                                           -----------    -----------
Cash, end of period                                                        $     5,379    $    48,440
                                                                           ===========    ===========
Supplemental disclosure of cash flow information:
          Cash paid for income taxes                                       $        --    $        --
                                                                           ===========    ===========
          Cash paid for interest                                           $    50,512    $     4,862
                                                                           ===========    ===========
      Non-cash financing activities:
          Common stock issued as payment for services                      $   405,866    $    28,677
                                                                           ===========    ===========
          Conversion of liabilities to common stock                        $   337,500    $        --
                                                                           ===========    ===========
          Equipment acquired through issuance of common stock              $   244,500    $        --
                                                                           ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2005 (unaudited)

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

      At March 31, 2005, AGU had two wholly-owned  operating  subsidiaries  that were engaged in the following services:(i) the formation and operation of a television network, The Tube Music Network, Inc., ("The Tube") that airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, AGU Music, Inc. ("AGU Music"), formerly Pyramid Records International, Inc. In February of 2005, the Company formed two new subsidiaries, AGU Studios, Inc., ("AGU Studios") a Florida corporation, and 3200 Oakland Park Boulevard, Inc., a Florida corporation for the purpose of developing a media center for the film and entertainment business.

Basis of Presentation

      The unaudited condensed consolidated financial statements of AGU and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission ("SEC") for quarterly reporting. The interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB as filed with the SEC for the year ended December 31, 2004. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The accompanying financial statements reflect the results of operations of AGU and its subsidiaries for the three months ended March 31, 2005 and the results of the Company for the three months ended March 31, 2004. Because the Company was a development stage enterprise for most of 2004, the financial statements for 2005 are not comparable to those of the prior year. In addition, the results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of AGU Entertainment Corp. and its subsidiaries. All significant intercompany transactions have been eliminated.

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

2.    INTANGIBLES

      Intangible assets at March 31, 2005 are as follows:

                                               Value at acquisition   Accumulated amortization   Balance at March 31, 2005
                                               --------------------   ------------------------   -------------------------
      Distribution agreement                   $            350,000   $               (116,400)  $                 233,600
      Other intangibles                                     651,035                         --                     651,035
                                               --------------------   -------------------------  -------------------------
      Total intangibles                        $          1,001,035   $               (116,400)  $                 884,635
                                               ====================   =========================  =========================

      The distribution agreement is being amortized on a straight line basis over a period of three years. Other intangibles pertain to costs to develop network logos, graphic templates and on-air intersticials for The Tube, whose national launch commenced in the second quarter of 2005. The Company will begin amortizing these assets over their estimated useful lives beginning in May of 2005. Aggregate amortization expense over the next three years, assuming an estimated useful life of two years for the other intangibles, is expected to be as follows:

      For the year ending December 31:
      --------------------------------
      Remainder of 2005                              $      277,185
      2006                                                  441,918
      2007                                                  165,532

3.    NOTES PAYABLE

Convertible Notes

      Convertible Notes Payable consists of the following at March 31, 2005 and December 31, 2004:

                                                                       2004                2004
                                                                   -------------      -------------
      First mortgage note secured by Lauderdale Property           $   7,000,000      $   7,000,000
      Second mortgage note secured by Lauderdale Property              3,000,000          3,000,000
      Other convertible notes and subordinated debentures              1,745,000          1,475,000
                                                                   -------------      -------------
                                                                      11,745,000         11,475,000
      Less: current portion                                           (7,150,000)        (7,150,000)
      Less: Discount on convertible mortgage and notes payable        (3,650,948)        (3,470,822)
                                                                   -------------      -------------
      Notes payable, long term portion, net of discounts           $     944,052      $     854,178
                                                                   =============      =============

      In connection with the purchase of the Lauderdale Property, the Company issued to the seller on December 22, 2004 a convertible mortgage promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller's option into shares of the Company's common stock at a conversion price of $2.50 per share. A principal payment of $250,000 is due on June 25, 2005 and the remaining balance of the note matures on December 22, 2005. At the closing of the purchase of the Lauderdale Property, the Company made a prepayment into an escrow account of $150,000 for interest on the note and real estate taxes on the Lauderdale
Property covering the quarterly period ending March 31, 2005. Additional quarterly prepayments of interest and real estate taxes in the amount of $145,000 were required to be put into escrow beginning March 22, 2005. The Company did not make the required prepayment on March 22, 2005. This amount was paid on behalf of the Company by the holder of the Mitchell Note (which is evidenced by the second mortgage on the Lauderdale Property) on April 22, 2005, at which time the Company received a letter from the holder of the first mortgage note acknowledging the cure of the payment default. All of the Company's obligations to the holder of this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of the Company's rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property.

      On May 13, 2005 the Company executed a letter agreement with the holder of the Mitchell Note whereby the Company agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to the Company on April 29, 2005 by the holder of the Mitchell Note, the unpaid interest on the Mitchell Note for March and April 2005 and the legal fees incurred by the holder in connection with the letter agreement, would accrue interest at the default rate of 18% and would be due and payable by the Company on August 1, 2005. The letter agreement also extends the deadline for which the Company was to have filed a registration statement to register the Company's common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extends the date for which the registration statement is required to be declared effective to November 30, 2005. The Company also agreed to grant the holder of the Mitchell Note an additional 150,000 warrants to purchase the Company's common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note (See Note 10). The Mitchell Note is evidenced by a second mortgage on the Lauderdale Property and by substantially all of the Company's other assets, including the capital stock of its subsidiaries. Because the Company did not pay the required monthly interest payments for March and April 2005, which resulted in the Company receiving a default letter from the holder of the Mitchell Note on April 8, 2005, the interest rate on the note was increased to the default rate of 18%. If in the future the Company is unable to comply with the terms of the Mitchell Note, the May 13 letter agreement or the terms of the first mortgage note, the holders of either note may seek to foreclose on the Lauderdale Property.

      During January and March of 2005 the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $270,000. The $270,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 89,999 common stock purchase warrants to purchase the Company's common stock (See Note 4). The common stock purchase warrants have a two year term and the exercise price is $3.00 per share. The common stock purchase warrants were valued at $46,217, and this amount was recorded as a discount to the convertible promissory notes. The unamortized balance of the discount for these notes as of March 31, 2005 was $42,982.

Related Party Notes

      On March 3, 2004, AGU Music entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") (of which a related party and a stockholder of the Company own a controlling interest), whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for AGU Music through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable ("the ARK 21 Notes") to certain principals of PMG. The Company has guaranteed the payment of the ARK 21 Notes, which have an annual interest rate of 8%, and were to have matured on May 1, 2007. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of March 31, 2005 is approximately $331,000. The terms of the ARK 21 Notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $331,240 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. In addition, upon the Company's closing of a capital raising of at least $250,000, the Company must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. The Company also agreed to issue 500,000 restricted shares of the Company's common stock to the holders of the ARK 21 Notes.

      On March 31, 2005 the Company received a loan in the amount of $190,683 from a stockholder of the Company who is a related party. This loan pays interest at 10% and is due June 30, 2005. As of March 31, 2005 the Company had outstanding loans payable to related parties in the aggregate amount of $636,325. The Company currently does not have the resources to repay these loans upon their maturity.

4.    STOCKHOLDERS' EQUITY

      During the first three months of 2005, the Company issued 108,570 shares of common stock to third parties in exchange for services performed. These services were valued at $286,592 and this amount was charged to earnings during the period. The Company also issued 45,540 shares of common stock to employees and 5,000 shares to directors during the first three months of 2005 and recorded compensation expense of $119,274. In addition, the Company issued 444,000 shares of common stock to its chairman as an adjustment to the shares allocated to the original investors of the Company, 5,000 shares of common stock as a share price adjustment for certain investors, 97,800 shares of common stock in connection with the acquisition of property and equipment valued at $244,500 and 121,875 shares of common stock in settlement of a liability of $337,500.

      During the first three months of 2005, the Company issued 89,999 detached common stock purchase warrants to acquire the Company's common stock in connection with the issuance of convertible promissory notes (see note 3). The warrants have an exercise price of $3.00 per share and expire on the maturity dates of the respective convertible promissory notes with which they were issued. In addition, the Company issued 2,550,000 common stock purchase warrants at an exercise price of $3.00 per share and 3,575 common stock purchase warrants at an exercise price of $2.00 per share to a significant stockholder in consideration for converting a substantial portion of his holdings of Company promissory notes to common stock and for extending the maturity dates of some of the other promissory notes of the Company held by him. The aggregate value of the warrants issued during the period was $1,358,788, and this amount was recorded as a discount on the Company's convertible debt with an offset to Paid in Capital. The discount is being amortized on a pro rata basis over the life of the respective convertible debt instruments. No warrants were exercised during the first three months of 2005 and 5,325,910 warrants were outstanding at March 31, 2005.

5.    EARNINGS PER SHARE

      Basic income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three ending March 31, 2005 and 2004 because the effect of the additional shares which would be issued, assuming conversion of the convertible notes and common stock purchase warrants, are anti-dilutive for the aforementioned periods.

6.    COMMITMENTS AND CONTINGENCIES

      On January 27, 2005, the Company was served with a summons with notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, referred to herein as the plaintiffs, which indicates that the plaintiffs commenced an action against the Company. The plaintiffs allege, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to
Section 349 of the New York General Business Law. This dispute stems from an alleged agreement between the plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. The Company served on plaintiffs and filed a demand for complaint in the jurisdiction in which the summons with notice was filed by the plaintiffs. The plaintiffs were required to respond within 20 calendar days as measured from February 23, 2005, to avoid having the action dismissed. The plaintiffs did not respond within the required 20 calendar days but did file a complaint on March 15, 2005. The complaint indicates that the plaintiffs are seeking compensatory and punitive damages of no less than $1,812,500 for each of the six causes of action alleged. On May 6, 2005 the Company forwarded a proposed definitive settlement agreement to the Plaintiffs Attorney and is currently waiting for their response. To date, the Company has not heard from the Plaintiffs or their Counsel. The Company believes that this dispute will be resolved, however the Company is unable to predict the outcome of this action and the effect that it may have on the Company's liquidity and results of operations.

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

7.    RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Share-Based Payments (revised 2004), ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. The adoption of SFAS No. 123R could have a material effect on the Company's results of operations.

8.    SEGMENT REPORTING

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

      The table below presents information about reportable segments for the three months ending March 31, 2005 and 2004.

                                                 2005           2004
                                             -----------    -----------
Revenues
         AGU Music                           $   105,927    $        --
         AGU Studios                              44,576             --
         The Tube                                     --             --
                                             -----------    -----------
               Consolidated revenues         $   150,503    $        --
                                             ===========    ===========

Operating loss
         AGU Music                                18,760       (315,340)
         AGU Studios                             (21,555)            --
         The Tube                               (811,242)      (293,262)
                                             -----------    -----------
               Segment loss                     (814,037)      (608,602)
         Corporate                              (933,108)      (276,765)
                                             -----------    -----------
               Consolidated operating loss    (1,747,145)      (885,367)
                                             ===========    ===========

      The table below reconciles the measurement of segment profit shown in the previous table to the Company's consolidated income before taxes:

                                                 2005           2004
                                             -----------    -----------
Total segment loss                           $  (814,037)   $  (608,602)
Operating loss - corporate                      (933,108)      (276,765)
Interest expense                              (1,449,767)       (12,514)
                                             -----------    -----------
Loss before income tax                       $(3,196,912)   $  (897,881)
                                             ===========    ===========

9.    RELATED PARTY TRANSACTIONS

      On March 31, 2005 the Company received a loan in the aggregate amount of $190,683 from a related party and stockholder of the Company. This loan pays interest at 10% and is due June 30, 2005. As of March 31, 2005 the Company had outstanding loans payable to related parties in the aggregate amount of $636,325. The Company currently does not have the resources to pay these loans upon their maturity.

      On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes (See Note 3), who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $331,240 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. In addition, upon the Company's closing of a capital raising of at least $250,000, the Company must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. The Company also agreed to issue 500,000 restricted shares of the Company's common stock to the holders of the ARK 21 Notes.

      For the period from January 1, 2005 through March 31, 2005, the Company received various consulting services totaling approximately $63,600 from two stockholders. At March 31, 2005 approximately $58,600 was unpaid.

      Additionally, two officers of the Company agreed to defer a portion of their salary, payable under their employment agreements until such time as adequate capital has been raised by the Company. The amount deferred as of March 31, 2005 was approximately $151,000.

      Accounts   payable  to  related   parties  at  March  31,   2005   totaled
approximately $110,000. Included in this amount was $5,400 in consulting services and expenses provided by a director.

      For the period from April 1, 2005 through May 17, 2005, the Company received various loans from three stockholders totaling $98,500 as follows; $75,000 from DML Marketing Corp, $7,500 from John P. Grandinetti , and $5,000 from David Levy. The loans will accrue interest at an annual rate of 10% and mature on June 30, 2005.

10.   SUBSEQUENT EVENTS

      On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes, terms of which are more fully described in Notes 3 and 9.

      On May 13, 2005, the Company executed a letter agreement with the holder of the Mitchell Note whereby the Company agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to the Company on April 29, 2005 by the holder of the Mitchell Note, the unpaid interest on the Mitchell Note for March and April 2005 and the legal fees incurred by the holder in connection with the letter agreement, would accrue interest at the default rate of 18% and would be due and payable by the Company on August 1, 2005. The letter agreement also extends the deadline for which the Company was to have filed a registration statement to register the Company's common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extends the date for which the registration statement is required to be declared effective to November 30, 2005. The Company also agreed to grant the holder of the Mitchell Note an additional 150,000 warrants to purchase the Company's common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note.

      On April 19, 2005, the Company was advanced $100,000 from a stockholder and issued a promissory note that matures on June 30, 2005 and has an annual interest rate of 10%.

      On April 20, 2005, the Company issued 277,242 shares of its common stock as follow;

      o     200,000 shares in connection with a services agreement
      o 13,667 shares in exchange for professional services received by the Company
      o     60,000 shares as consideration for defaults on promissory notes
      o     3,575 shares as payment of interest

11.   GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $8.8 million and accumulated deficit of approximately $9.9 million at March 31, 2005, as well as a net loss of approximately $3.2 million and net cash used in operations of approximately $1.1 million for the quarter ended March 31, 2005 and de minimus cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on Management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company's television network, recorded music business and the Lauderdale Property.

      These financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unsuccessful in obtaining the additional capital necessary to fund its operations, it may be forced to downsize certain operations, restructure its current debt obligations on terms less favorable to the Company than the existing obligations or sell some of its assets. It may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by its creditors. There can be no assurance the Company will be successful in its efforts to raise additional financing.

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

      Effective April 1, 2004, we completed a Share Exchange Agreement with Pyramid Music Corp., a Florida corporation ("PMC"). Under the terms of the Share Exchange Agreement, we acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of our common stock. On March 26, 2004, in anticipation of the completion of the share exchange, we changed our name to AGU Entertainment Corp. Upon completion of this transaction, the former stockholders of PMC owned, on a fully diluted basis, approximately eighty percent of the outstanding common stock of AGU Entertainment Corp. as of April 1, 2004, resulting in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly owned subsidiary of AGU Entertainment Corp., is deemed to be the acquirer for accounting purposes. In addition, we had no identifiable assets and liabilities as of April 1, 2004. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-KSB, including the consolidated financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation ("The Tube") and Pyramid Records International, inc., a Florida corporation ("PRI").

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

      The Tube is a 24-hour per day broadcast digital television network that delivers high quality music video, audio, pay-per-view options and commerce to digital viewers nationally. Its national launch is expected to take place in the second quarter of 2005. The Tube can currently be seen in a limited number of households in various parts of the United States.

      In the late 1990's, broadcasters throughout the country were granted portions of the airwaves at no cost with the understanding that they would provide free digital signals as part of the U.S. government's desire for high definition television. However, due to improvements in digital signal compression, the bandwidth required to broadcast digital television was substantially reduced, leaving broadcasters with excess bandwidth to use at their discretion. As a result, there are currently a number of media companies that have the ability to offer a digital quality picture over the air directly to consumers and indirectly through the cable and satellite operators' digital box using surplus bandwidth from local broadcasters. These media outlets can offer additional channels to broadcast local news, sports, weather or other specialty services like The Tube. We expect to gain additional distribution for The Tube by reaching agreements with these service providers to air The Tube's digital signal. We are currently in negotiations with several of these service providers, and expect to eventually leverage this market penetration into households served by larger cable and satellite systems. There can be no assurance as to whether or when these negotiations will result in definitive agreements. We expect that The Tube will earn revenues through advertising sales and through e-commerce with respect to music and related products that will be seen by consumers on The Tube.

      AGU Music produces both studio albums and DVD concerts. It entered into several agreements for distribution and released three albums to the public in 2004. Our ability to produce new albums and DVD concerts in 2005 will be dependent on the amount of working capital available to us (see Liquidity and Capital Resources) for the required marketing, promotional and other operating expenses necessary to produce recorded music projects. We have already cancelled plans for one significant music project due to a lack of available working capital, and do not expect to release any new projects until our liquidity situation improves substantially.

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

      It was originally anticipated that within three years the rental income from the office space and production facilities would be sufficient to cover substantially all of the operating expenses of the studio, which would allow us to use the soundstages and production studio to develop new music and film projects without requiring significant cash outlays. To date, we have not entered into any leases or any other material contractual commitments with respect to the usage of this facility. The Company expects to generate revenue by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. There can be no assurances that we will be able to reach our projected rental income levels. A limited amount of production activity did take place on the Lauderdale Property in 2004 and in the first quarter of 2005, and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., a Florida Corporation, under which our studio development and production activities will take place.

      Because of the start up nature of our business throughout most of 2004, our results of operations and cash flows in the first quarter of 2005 are not comparable to the same period of a year ago.

Liquidity and Capital Resources

      We do not have adequate cash to meet our current obligations as well as our short and long term objectives. The growth and development of our business will require a significant amount of additional working capital. Our sources of cash are not adequate to fund the next 12 months of operations. We currently have very limited financial resources and will need to raise additional capital in order to continue as a going concern. If we are unsuccessful in obtaining the additional capital necessary to fund our operations, we may be forced to downsize certain operations, restructure our current debt obligations on terms less favorable to us than the existing obligations or sell some of our assets. We may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by our creditors.

      Our  financial  condition and operating  results,  specifically  a working capital deficit of approximately $8.8 million, an accumulated deficit of approximately $9.9 million, de minimus cash on hand as of March 31, 2005 and a net loss of $3.2 million and net cash used in operations of approximately $1.1 million for the three months ending March 31, 2005 raise substantial doubt about our ability to continue to operate as a going concern.

      As a company that has recently emerged from the start-up phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history and the emerging nature of the market in which we compete and lack of sufficient capital to fund our operations and implement our business plan, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the national launch of The Tube and the development of the Lauderdale Property. Because of losses incurred by us through our most recent fiscal year end and our general financial condition, our independent registered public accounting firm inserted a going concern qualification in their audit report for the most recent fiscal year that raises substantial doubt about our ability to continue as a going concern.

      Since May 20, 2003, we have financed our operations through numerous debt and equity issuances. In addition to the convertible notes discussed below, we issued approximately $4,699,000 of convertible notes or debentures, approximately $3,379,000 of which plus accrued interest, were subsequently converted into 1,173,540 shares of common stock of the Company and $75,000 of which was repaid in 2004. Approximately $1,095,000 of the remaining convertible promissory notes mature between the fourth quarter of 2006 and the first quarter of 2007 and a $150,000 promissory note matures on June 30, 2005. While these convertible notes are convertible into shares of our common stock at a conversion price of $3.00 per share, there can be no assurances that these notes will be converted prior to their becoming due. We currently do not have the financial resources to repay these promissory notes without completing an additional financing, reducing expenses, selling assets or extending the maturities of this debt. If we are unsuccessful in obtaining the additional capital necessary to fund our operations, it may be forced to downsize certain operations, restructure our current debt obligations, find a strategic partner, and or sell some certain assets. We may also have to seek protection under the federal bankruptcy laws or be forced into bankruptcy by its creditors.

      As part of the purchase price of the Lauderdale Property, we issued to the seller on December 22, 2004 a convertible promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller's option into shares of our common stock at a conversion price of $2.50 per share. A principal payment of $250,000 is due on June 25, 2005 and the remaining balance of the note matures on December 22, 2005. All of our obligations to the seller under this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of our rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property. At the closing of the purchase of the Lauderdale Property, we made a prepayment into an escrow account of $150,000 for interest on the note and real estate taxes on the Lauderdale Property covering the quarterly period ending March 31, 2005. Additional quarterly prepayments of $145,000 are required to be put into escrow beginning March 22, 2005. We did not make the required prepayment on March 22, 2005. This amount was paid on behalf of the Company by one of our other creditors (see below) on April 22, 2005, at which time we received a letter from the holder of the first mortgage note acknowledging the cure of the payment default.

      Also on December 22, 2004, we issued a secured convertible term note in the principal amount of $3,000,000 to Mitchell Entertainment Company (the "Mitchell Note"). The note pays interest monthly at an annual rate of 10% and has a maturity date of December 19, 2006. The note can be converted at any time by the lender into shares of our common stock at an initial conversion price of $1.50 per share, subject to anti-dilution protections and certain other adjustments. The Mitchell note is secured by a second mortgage on the Lauderdale Property and by substantially all of our other assets, including the capital stock of our subsidiaries.

      On May 13, 2005 we executed a letter agreement with the holder of the Mitchell Note whereby we agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to us on April 29, 2005 by the holder of the Mitchell Note, the interest installments on the Mitchell Note for April 1,2005 and May 1, 2005 and the legal fees incurred by the holder in connection with the letter agreement, together with the interest due on the foregoing amount would accrue interest at the default rate of 18% and would be due and payable by us on August 1, 2005. The letter agreement also extends the deadline for which we were to have filed a registration statement to register the Company's common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extends the date for which the registration statement is required to be declared effective to November 30, 2005. We also agreed to grant the holder of the Mitchell Note additional warrants of 100,000 and 50,000 respectively, to purchase our common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note. Because we did not pay the required monthly interest payments for March and April 2005, which resulted in our receiving a default letter from the holder of the Mitchell Note on April 8, 2005, the interest rate on the note was increased to the default rate of 18%. If in the future we are unable to comply with the terms of the Mitchell Note, the May 13, letter agreement or the terms of the first mortgage note, the holders of either note may seek to foreclose on the Lauderdale Property.

      On March 3, 2004 our AGU Music subsidiary entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable to certain principals of PMG (the "ARK 21 Notes"). The Company has guaranteed the payment of the ARK 21 notes, which have an annual interest rate of 8% and mature on May 1, 2007. Allen Jacobi, the former President of AGU Music, is an owner and controlling stockholder of PMG. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of March 31, 2005 is approximately $331,000. The terms of these notes require monthly payments of principal and interest. We have not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, we entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $331,240 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by us. In addition, upon the our closing of a capital raising of at least $250,000, we must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. We also agreed to issue 500,000 restricted shares of the Company's common stock to the holders of the ARK 21 Notes.

      We currently have a monthly cash requirement of approximately $550,000 and we will need to raise additional capital in the second quarter and the balance of 2005, for working capital, capital expenditures, business expansion, repayment of maturing debt and to continue as a going concern. We anticipate that we will need to raise up to approximately $6 million over the balance of 2005 to provide for these requirements. Management is evaluating several alternatives, including the sale of assets, sale of equity securities or issuance of additional debt, or finding a strategic partner. We cannot assure you that we will be successful in completing such an offering, in executing the business plan or achieving profitability. If we are not successful in raising additional capital and refinancing the $7,000,000 convertible promissory note due in December 2005, our financial condition, business operations and ability to continue as a going concern will be adversely affected, and we may need to seek protection under the federal bankruptcy laws.

      Cash used in operations for the first three months of 2005 was $1,092,000, which was primarily the result of our operating loss of $1,747,000, partially offset by increases to accounts payable and accrued expenses and the issuance of common stock in exchange for services. Cash used in operations in 2004 was $1,273,000. We expect to continue to generate negative cash flows from operations until such time as we can complete a substantial debt or equity offering and more fully develop our three lines of business. No assurances can be given as to when or if we will be able to develop profitable operations.

      Cash used in investing activities in the first quarter of 2005 amounted to $129,000, as compared to $22,000 in 2004. The increase was due to higher capital expenditures in 2005. Capital expenditures for the remainder of 2005 will depend largely upon our ability to raise additional capital; however, our business plan currently assumes approximately $1 million of capital expenditures over the next twelve months.

      We received cash from financing in the first quarter of 2005 in the amount of $454,000, as compared to $1,207,000 in the same period of a year ago. The decrease was due to fewer issuances of convertible notes in 2005.

      We have experienced liquidity issues since our inception due primarily to our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes and common stock to fund our operations and repay our outstanding debt for the foreseeable future. At March 31, 2005, we had approximately $12.5 million of debt outstanding, approximately $7.3 million of which is due at various dates in 2005. We currently do not have the financial resources to repay any of these or any of the aforementioned obligations without completing an additional financing. We also currently do not have funds available for basic working capital requirements beyond May 31, 2005. There can be no assurance that we will be successful in obtaining additional funds necessary to finance our operation or repay debt.

      If we are unable to raise the necessary capital to meet our current and future obligations, we will need to consider other alternatives, which could include curtailing our business plan, selling some of our assets or finding a strategic partner.

      Moreover, as a result of our liquidity issues, we have experienced delays in the repayment of certain promissory notes upon maturity. However, certain holders of our promissory notes have agreed in 2004 and 2005 to extend the due dates on their promissory notes. If in the future, the holders of our promissory notes demand repayment of principal and accrued interest instead of electing to extend the maturity dates on their notes and if we are unable to repay our debt when due because of our continued liquidity issues, we may be forced into an involuntary bankruptcy filing.

      We do not have adequate cash to meet our current obligations as well as its short and long term objectives. The growth and development of the Company's business will require a significant amount of additional working capital. We currently have very limited financial resources and will need to raise additional capital in order to continue as a going concern. Our financial condition and operating results, specifically a working capital deficit of approximately $8.8 million, an accumulated deficit of approximately $9.9 million, de minimus cash on hand as of March 31, 2005 and a net loss of $3.2 million for the three months ending March 31, 2005 raise substantial doubt about our ability to continue to operate as a going concern. If we are unsuccessful in obtaining the additional capital necessary to fund our operations, we may be forced to downsize certain operations, restructure our current debt obligations on terms less favorable to the existing obligations or sell some of our assets. We may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by our creditors.

Critical Accounting Policies and Estimates

      The  accounting  policies  that  we have  identified  as  critical  to our business operations and to an understanding of our results of operations are described in detail in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of our unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that the actual results will not differ from those estimates.

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

Results of Operations for the Three Months ending March 31, 2005 and 2004

      Revenues were $151,000 in 2005 and $0 in 2004. Approximately $106,000 of this amount was related to recorded music shipments by AGU Music and the remainder was generated by AGU Studios. AGU Music had gross profit of $83,000 and AGU Studios had gross profit of $31,000 during the period.

      Operating expenses were $1,861,000 and $885,000 in 2005 and 2004 respectively, the majority of which was general and administrative expenses. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering.

      Interest expense in 2005 was $1,450,000, as compared to $12,500 in 2004, and includes $1,197,000 for the amortization of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense is the result of increased indebtedness in 2005.

      We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we increased our valuation allowance for the net deferred tax asset that existed at December 31, 2004 so that no net tax benefit was recorded in 2005.

      Our net loss for the period was $3,196,000, as compared to $898,000 in the prior year.

      We anticipate entering into several affiliate agreements with digital broadcasters, which will allow The Tube to be seen in approximately 20 million homes by the end of 2005. While we expect this market penetration to generate a substantial increase in marketing, promotion and other expenses both at The Tube and at AGU Studios, we also expect that our revenues will ultimately increase sufficiently enough to cover these increases. Thus, our results of operations in fiscal 2004 are not indicative of our projected results of operations in fiscal 2005 and beyond.

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

Item 3. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

      On January 27, 2005, the Company was served with a summons with notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, referred to herein as the plaintiffs, which indicates that the plaintiffs commenced an action against the Company. The plaintiffs allege, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to
Section 349 of the New York General Business Law. This dispute stems from an alleged agreement between the plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. The Company served on plaintiffs and filed a demand for complaint in the jurisdiction in which the summons with notice was filed by the plaintiffs. The plaintiffs were required to respond within 20 calendar days as measured from February 23, 2005, to avoid having the action dismissed. The plaintiffs did not respond within the required 20 calendar days but did file a complaint on March 15, 2005. The complaint indicates that the plaintiffs are seeking compensatory and punitive damages of no less than $1,812,500 for each of the six causes of action alleged. On May 6, 2005 the Company forwarded a proposed definitive settlement agreement to the Plaintiffs Attorney and is currently waiting for their response. To date, the Company has not heard from the Plaintiffs or their counsel. The Company believes that this dispute will be resolved, however the Company is unable to predict the outcome of this action and the effect that it may have on the Company's liquidity and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      See the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005, May 11, 2005 and May 20, 2005.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

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

Number      Title
------      -----

2.1 Share Exchange Agreement, dated March 15, 2004, between the shareholders of Pyramid Music Corp., Pyramid Music Corp. and Lexington Barron Technologies, Inc. (Incorporated by reference to the Registrants Form 8-K filed April 21, 2004, as amended)

2.2 Agreement and Plan of Merger, dated as of September 30, 2004, by and between AGU Entertainment Corp., a Colorado corporation, and AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

3.1 Certificate of Incorporation of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

3.2         Bylaws  of  AGU   Entertainment   Corp.,   a  Delaware   corporation
            (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

3.4 Specimen certificate of the common stock of AGU Entertainment Corp., a Delaware company (incorporated herein by reference to the
            Registrant's Registration Statement on Form SB-2 (File No. 333-86244)).

4.1 Convertible Promissory Note dated September 13, 2004, made by AGU Entertainment Corp. in favor of Galt Financial Corp. (incorporated herein by reference to the Registrant's Form 8-K filed September 20,
            2004)

4.2         Warrant  to  subscribe  for  500,000  shares of common  stock of AGU
            Entertainment Corp. issued to Galt Financial Corporation (incorporated herein by reference to the Registrant's Form 8-K filed September 20, 2004)

4.3 Secured Convertible Term Note issued by AGU Entertainment Corp., The Tube Music Network, Inc., and Pyramid Records International, Inc. to Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

4.4 Common Stock Purchase Warrant of AGU Entertainment Corp. issued to Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

4.5 Promissory Note issued by AGU Entertainment Corp. to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed December 29,
            2004)

10.1 Letter Agreement regarding $145,000 Protective Advance, dated April 14, 2005 (incorporated herein by reference to the Registrant's Form 8-K filed April 20, 2005)

10.2 Letter, dated April 22, 2005 from Elizabeth Buntrock (incorporated herein by reference to the Registrant's Form 8-K/A filed April 28,
            2005)

10.3 Settlement and Mutual Release Agreement, effective April 15, 2005, by and among AgU Entertainment Corp. and each of its subsidiaries, and Ned Siegel, Neil Strum and Strum Brothers Investment, LLC. (incorporated herein by reference to the Registrant's Form 8-K filed May 11, 2005)

10.4 Charter Affiliate Affiliation Agreement dated as of April 15, 2005, by and between The Tube Music Network, Inc. and Raycom Media, Inc. (incorporated herein by reference to the Registrant's Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

10.5 Technical Services Agreement, dated as of December 1, 2004, by and between The Tube Music Network, Inc. and Skyport Services, Inc. (incorporated herein by reference to the Registrant's Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

31.1 Certification of David C. Levy, Chief Executive Officer of the Company, dated May 23, 2005, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of John W. Poling, Chief Financial Officer of the Company, dated May 23, 2005, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of David C. Levy, Chief Executive Officer of the Company, and John W. Poling, Chief Financial Officer of the Company, dated May 23, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 26, 2005                             /s/ John W. Poling
                                               ---------------------------------
                                               Name:  John W. Poling
                                               Title: Chief Financial Officer