Form 10QSB
period 2005-06-30
AGU Entertainment Corp.
filed 2005-08-19
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 005-79752

                             AGU Entertainment Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                     84-1557072
--------------------------------------         ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

                          3200 West Oakland Park Blvd.
                           Lauderdale Lakes, FL 33311
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 714-8100
        -----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the issuer's common stock, no par value, outstanding as of August 19, 2005 was 25,587,615.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                             AGU ENTERTAINMENT CORP.
                 (Formerly Lexington Barron Technologies, Inc.)

                                   FORM 10-QSB

                                      INDEX

                                                                                  Page
PART I.  UNAUDITED FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheet as of June 30, 2005
         (unaudited) and December 31, 2004 (audited).............................   3
         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 2005 and 2004 (unaudited) ..........   4
         Condensed Consolidated Statement of Changes in Stockholders'
         Equity for the Six Months Ended June 30, 2005 (unaudited)...............   5
         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2005 and 2004 (unaudited)................................   6
         Notes to Condensed Consolidated Financial Statements (unaudited)........   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................  14

Item 3.  Controls and Procedures ................................................  20

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................  20

Item 2.  Unregistered Sales of Equity Securities and use of proceeds.............  20

Item 3.  Defaults Upon Senior Securities.........................................  21

Item 4.  Submission of Matters to a Vote of Security Holders.....................  21

Item 5.  Other Information.......................................................  21

Item 6.  Exhibits ...............................................................  21

         SIGNATURES..............................................................  23

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

                     Part 1. Unaudited Financial Information

Item 1. Financial Statements

                             AGU ENTERTAINMENT CORP.
                    (Formerly Lexington Barron Technologies,
                        Inc.) Consolidated Balance Sheets
              As of June 30, 2005 (unaudited) and December 31, 2004

                                                                     2005              2004
                                                                 ------------      ------------
Current Assets:
    Cash                                                         $      1,332      $    771,533
    Accounts receivable, net of allowance of $109,838 and $0          431,509           507,482
    Prepaid expenses                                                  104,628           225,037
                                                                 ------------      ------------
      Total current assets                                            537,469         1,504,052

    Property and equipment, net of accumulated
      depreciation of $269,174 and $123,260                         9,344,610         9,110,373
    Intangibles  , net of accumulated amortization                  1,291,366           913,735
    Other assets                                                      159,268           164,737
                                                                 ------------      ------------
      Total assets                                               $ 11,332,713      $ 11,692,897
                                                                 ============      ============
Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities:
    Accounts payable                                             $  1,276,039      $    501,514
    Accounts payable - related parties                                162,300           169,258
    Notes payable, related parties - current portion                  890,921           445,642
    Convertible notes payable, net of unamortized discount          7,939,041         7,150,000
    Other notes payable                                               245,000                --
    Equipment note - current portion                                   12,556            12,140
    Capital leases payable - current portion                           13,603            13,881
    Accrued expenses                                                1,393,288           910,418
    Other current liabilities                                           6,852            36,965
                                                                 ------------      ------------
      Total current liabilities                                    11,939,600         9,239,818

Capital leases payable - long term portion                              5,480            11,876
Equipment note - long term portion                                     30,285            36,668
Convertible notes payable - net of unamortized discounts            1,740,190           854,178
                                                                 ------------      ------------
Total liabilities                                                  13,715,555        10,142,540
                                                                 ------------      ------------
Stockholders' Equity:
    Preferred stock, $0.0001par value; 10,000,000 shares
      authorized, -0- shares issued and outstanding                        --                --
    Common stock, $0.0001 par value; 100,000,000 shares
      authorized, 25,134,919 and 23,392,576 shares
      issued and outstanding                                            2,514         4,658,380
    Additional paid-in capital                                     11,822,749         3,593,634
    Accumulated deficit                                           (14,208,105)       (6,701,657)
                                                                 ------------      ------------
      Total stockholders' (deficiency) equity                      (2,382,842)        1,550,357
                                                                 ------------      ------------
      Total liabilities and stockholders' equity                 $ 11,332,713      $ 11,692,897
                                                                 ============      ============

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                 Condensed Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                          Three Months                         Six Months
                                                 ------------------------------      ------------------------------
                                                     2005              2004              2005              2004
                                                 ------------      ------------      ------------      ------------
Revenues                                         $    107,479      $     15,000      $    257,982      $     15,000
Cost of sales and services performed                   13,338                --            50,083                --
                                                 ------------      ------------      ------------      ------------
    Gross profit                                       94,141            15,000           207,899            15,000

Operating Expenses
    Promotion and advertising                          37,333           394,263           108,864           528,230
    Depreciation and amortization                     146,782            54,689           240,283            66,987
    Other general and administrative costs          2,572,404         1,091,421         4,268,275         1,830,523
                                                 ------------      ------------      ------------      ------------
                   Total operating expenses         2,756,519         1,540,373         4,617,422         2,425,740
                                                 ------------      ------------      ------------      ------------
                   Operating loss                  (2,662,378)       (1,525,373)       (4,409,523)       (2,410,740)

    Interest expense                                1,647,158            32,640         3,096,925            45,154
                                                 ------------      ------------      ------------      ------------
                   Loss before income taxes        (4,309,536)       (1,558,013)       (7,506,448)       (2,455,894)

Income tax provision                                       --                --                --                --
                                                 ------------      ------------      ------------      ------------
                   Net loss                      $ (4,309,536)     $ (1,558,013)       (7,506,448)     $ (2,455,894)
                                                 ============      ============      ============      ============
Basic and diluted loss per share                 $      (0.18)     $      (0.07)     $      (0.31)     $      (0.14)
                                                 ============      ============      ============      ============
Weighted average common shares outstanding -
    Basic and diluted                              24,608,150        21,318,560        24,166,866        18,125,558
                                                 ============      ============      ============      ============


      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                     For the Six Months Ended June 30, 2005
                                   (Unaudited)

                                                                                                       Retained
                                                                                     Additional         Earnings
                                                                                      Paid-In         (Accumulated
                                                      Shares          Amount          Capital           Deficit)          Total
                                                   ------------    ------------     ------------     ------------     ------------
                      2005

Balance at December 31, 2004                         23,392,576    $  4,658,380     $  3,593,634     $ (6,701,657)    $  1,550,357
To adjust for change in par value                            --      (4,656,041)       4,656,041               --               --
Issuance of shares of common stock for services         347,987              35          868,061               --          868,096
Issuance of shares of common stock to
    employees for compensation                           45,540               5          107,469               --          107,474
Issuance of common stock as a
    price adjustment for certain investors                5,000               1               (1)              --               --
Common stock issued in connection with the
    acquisition of property and equipment                97,800              10          244,490               --          244,500
Issuance of warrants in connection
    with the issuance of convertible debt                    --              --        1,595,428               --        1,595,428
Issuance of shares in settlement of liabilities         121,875              12          337,488               --          337,500
Issuance of shares of common stock
   to directors for services                              5,000               1           11,799                            11,800
Other issuances of common stock to co-founders as
   an adjustment to shares previously issued            500,000              50              (50)              --               --
Issuances of shares of common stock
    in connection with amending the
    terms of certain notes payable                       60,000               6          137,994               --          138,000
Issuance of shares of common stock
    for interest expense                                  3,575              --            7,151               --            7,151
Issuance of shares of common stock to
    a director as an adjustment to shares
    awarded pursuant to an employment agreement         444,000              44              (44)              --               --
Issuance of shares of common stock to a director
    in connection with a termination letter             111,566              11          263,289               --          263,300
Net loss                                                     --              --               --       (7,506,448)      (7,506,448)
                                                   ------------    ------------     ------------     ------------     ------------
Balance at June 30, 2005                           $ 25,134,919    $      2,514     $ 11,822,749     $(14,208,105)    $ (2,382,842)
                                                   ============    ============     ============     ============     ============



      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.) Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                        2005             2004
                                                                     -----------      -----------
Cash flows from operating activities:
     Net loss                                                        $(7,506,448)     $(2,455,894)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                 240,284           66,987
           Stock based service expenses                                  778,670           28,677
           Common stock issued financing expenses                        145,151
           Amortization of discount on note payable                    2,330,481               --
           Amortization of deferred financing fees                        36,710
           Decrease in accounts receivable                                75,973           40,671
           Decrease (increase) in prepaid expenses                       120,409         (101,588)
           Increase in other assets                                      (31,240)         (22,219)
           Increase in accounts payable and accrued liabilities        1,587,937          337,213
           (Decrease) increase in other liabilities                      (30,113)         124,796
                                                                     -----------      -----------
                       Net cash used in operating activities          (2,252,186)      (1,981,357)
                                                                     -----------      -----------
Cash flows from investing activities:
     Disbursements for intangibles                                            --          (51,035)
     Disbursements for property and equipment                           (135,652)        (182,159)
                                                                     -----------      -----------
                       Net cash used in investing activities            (135,652)        (233,194)
                                                                     -----------      -----------
Cash flows from financing activities:
     Payment of notes payable                                             (5,968)         (30,673)
     Proceeds from notes payable to related parties                      445,279          235,000
     Payment on capital leases                                            (6,674)          (5,224)
     Proceeds from convertible and other notes payable                 1,185,000        1,879,000
                                                                     -----------      -----------
                       Net cash provided by financing activities       1,617,637        2,078,103
                                                                     -----------      -----------
                       Net (decrease) increase in cash                  (770,201)        (136,448)
Cash, beginning of period                                                771,533          137,048
                                                                     -----------      -----------
Cash, end of period                                                  $     1,332      $       600
                                                                     ===========      ===========
Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                   $        --      $        --
                                                                     ===========      ===========
        Cash paid for interest                                       $   201,914      $     4,862
                                                                     ===========      ===========
     Non-cash financing activities:
        Common stock issued as payment for services                  $ 1,250,670      $    28,677
                                                                     ===========      ===========
        Conversion of liabilities to common stock                    $   337,500      $   740,702
                                                                     ===========      ===========
        Equipment acquired through issuance of common stock          $   244,500      $        --
                                                                     ===========      ===========
        Equipment acquired through capital lease obligations         $        --      $    12,940
                                                                     ===========      ===========
        Common stock issued for financing expenses                   $   145,151      $        --
                                                                     ===========      ===========
        Warrants issued for convertibe debt                          $ 1,595,426      $        --
                                                                     ===========      ===========



      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2005 (unaudited)

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

     Effective April 1, 2004, AGU entered into a Share Exchange Agreement with Pyramid Music Corp. ("PMC"), a Florida corporation having an inception date of May 20, 2003, whereby AGU acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common stock to the stockholders of PMC, resulting in a change of control. PMC was a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a music oriented television network and archived video and music collection libraries. In July 2004, AGU dissolved PMC.

     On October 20, 2004, AGU was reincorporated in the state of Delaware through a merger of AGU into a wholly owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in AGU becoming a Delaware corporation effective as of October 21, 2004 and did not result in any change in the company's name, business, assets, liabilities or net worth.

     One of AGU's wholly-owned subsidiaries, The Tube Music Network, Inc. ("The Tube"), airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. Another wholly-owned subsidiary, AGU Music, Inc. ("AGU Music"), formerly Pyramid Records International, Inc., is a production, marketing and distribution record company. The Tube and AGU Music were subsidiaries of PMC when it was acquired by AGU in April of 2004. In February of 2005, AGU formed two additional subsidiaries, AGU Studios, Inc. ("AGU Studios"), and 3200 Oakland Park Boulevard, Inc. for the purpose of developing a media center for the film and entertainment business. AGU Studios was originally conceived as a comprehensive media entertainment center, which will offer film, television and music production facilities, sound stages for recording, and executive offices for AGU's operations and other entertainment industry organizations. However, the Company's continued liquidity problems requires the Company to reevaluate the feasibility of developing the business as originally planned. No final decisions have been made and the Company is currently evaluating various alternatives for AGU Studios and the Lauderdale Property, See Note 7.

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

     The accompanying financial statements reflect the results of the operations of AGU and its subsidiaries for the six months ended June 30, 2005 and the results of the Company for the six months ended June 30, 2004.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Share-Based Payments (revised 2004), ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. The adoption of SFAS No. 123R could have a material effect on the Company's results of operations. SFAS 123R must be adopted no later than the first annual reporting period of the first fiscal year that begins after December 15, 2005 by small business issuers.

2. INTANGIBLES

        Intangible assets at June 30, 2005 are as follows:

                                     Value at        Accumulated      Balance at
                                   acquisition      amortization    June 30, 2005
                                   -----------      ------------    -------------
Distribution agreement
(see note 3)                       $  350,000       $ (145,500)       $  204,500
Contract rights                       472,000               --           472,000
Other intangibles                     651,035          (36,169)          614,866
                                   ----------       ----------        ----------
Total intangibles                  $1,473,035       $ (181,669)       $1,291,366
                                   ==========       ==========        ==========

     The distribution agreement is being amortized on a straight line basis over a period of three years. Contract rights, which were acquired in April 2005 for stock, will be amortized, beginning in July of 2005, over a five year period, which corresponds to the initial term of an agreement to air The Tube in certain markets. Other intangibles pertain to costs to develop network logos, graphic templates and on-air intersticials for The Tube. The estimated useful life of these assets is three years, and amortization of these assets commenced in the second quarter of 2005. Aggregate amortization expense over the next five years, assuming an estimated useful life of two years for the other intangibles, is expected to be as follows:

         For the year ending December 31:
         --------------------------------
         Remainder of 2005                                         $ 214,206
         2006                                                        428,212
         2007                                                        340,612
         2008                                                        166,737
         2009                                                         94,400
         2010                                                         47,200

3. NOTES PAYABLE

Convertible Notes

     Convertible Notes Payable consists of the following at June 30, 2005 and December 31, 2004:

                                                                 2005              2004
                                                             ------------      ------------
First mortgage note secured by real property                 $  7,000,000      $  7,000,000
Second mortgage note secured by real property                   3,000,000         3,000,000
Other convertible notes and subordinated debentures             2,415,000         1,475,000
                                                             ------------      ------------
                                                               12,415,000        11,475,000
Less: current portion                                          (7,939,041)       (7,150,000)
Less: Discount on convertible mortgage and notes payable       (2,735,769)       (3,470,822)
                                                             ------------      ------------
Notes payable, long term portion, net of discounts           $  1,740,190      $    854,178
                                                             ============      ============

     On December 22, 2004, the Company closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the "Lauderdale Property"). In connection with the purchase of the Lauderdale Property, the Company issued to the seller, on December 22, 2004, a convertible mortgage promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller's option into shares of the Company's common stock at a conversion price of $2.50 per share. A principal payment of $250,000 was due on June 20, 2005 and was paid on July 1, 2005. The remaining balance of the note matures on December 20, 2005. The terms of the convertible mortgage promissory note require quarterly prepayments of $145,000 into an escrow account for interest on the note and real estate taxes on the property. Additional quarterly prepayments of interest and real estate taxes in the amount of $145,000 were required to be put into escrow beginning March 20, 2005. The Company did not make the required prepayment on March 20, 2005. This amount was paid on behalf of the Company by the holder of the $3 million second mortgage note (the "Mitchell Note") on April 22, 2005, at which time the Company received a letter from the holder of the first mortgage note acknowledging the cure of the payment default. The quarterly payment due June 20, 2005 was paid on July 1, 2005. All of the Company's obligations to the holder of this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of the Company's rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property.

     On May 13, 2005, the Company executed a letter agreement with the holder of the Mitchell Note whereby the Company agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to the Company on April 29, 2005 by the holder of the Mitchell Note, the unpaid interest on the Mitchell Note for March and April 2005 and the legal fees incurred by the holder in connection with the letter agreement, would accrue interest at the default rate of 18% and would be due and payable by the Company on August 1, 2005. The letter agreement also extended the deadline for which the Company was to have filed a registration statement to register the Company's common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extended the date for which the registration statement is required to be declared effective to November 30, 2005. The $145,000 payment made on behalf of the Company and the $100,000 advanced to the Company are reflected in the Company's balance sheet as Other Notes Payable. The Company also agreed to grant the holder of the Mitchell Note an additional 150,000 warrants to purchase the Company's common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note. These warrants were valued at $169,025 and were recorded as a discount to the $245,000 loan. The discount is being amortized through August 1, 2005, and the unamortized balance of this discount at June 30, 2005 is $54,902. The Mitchell
Note is secured by a second mortgage on the Lauderdale Property and by substantially all of the Company's other assets, including the capital stock of its subsidiaries. Because the Company did not pay the required monthly interest payments for March and April 2005, the interest rate on the note was increased to the default rate of 18%.

The Company has not paid the $245,000 plus accrued interest and lender legal fees that was due on August 1, 2005, in accordance with the May 13, letter agreement, nor has it filed a registration statement to register the required securities. The holder of the Mitchell Note issued a default letter on August 2, 2005. On August 11, 2005, and August 17, 2005, the Company entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005; (ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) the Company agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys' fees in the amount of $1,000 and any further costs of collection (the "September Payment"); (iv) the Company agreed to pay the holder, up to the September Payment, any monies it receives upon the consummation of the terms of a non-binding letter of intent relating to the sale of the Lauderdale Property; (v) the lender agreed to extend the filing date for the registration statement to September 1, 2005; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of the Company's common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder.

     During the first six months of 2005 the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $665,000. The $665,000 of convertible promissory notes pay interest at 10% and are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 221,666 warrants to purchase the Company's common stock. The common stock purchase warrants have a two year term and the exercise price is $3.00 per share. The common stock purchase warrants were valued at $113,832, and this amount was recorded as a discount to the convertible promissory notes. The unamortized balance of the discount for these notes as of June 30, 2005 was $102,786.

Related Party Notes

     On March 3, 2004, AGU Music entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") (of which a related party and a stockholder of the Company own a controlling interest), whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for AGU Music through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable ("the ARK 21 Notes") to certain principals of PMG. The Company has guaranteed the payment of the ARK 21 Notes, which have an annual interest rate of 8%, and were to have matured on May 1, 2007. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of March 31, 2005 is approximately $331,000. The terms of the ARK 21 Notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $345,806 ($331,000 plus accrued interest of $14,508) and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. In addition, upon the Company's closing of a capital raising of at least $250,000, the Company must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. The Company has not made any of the required payments under the settlement agreement and received a default letter on August 1, 2005 demanding immediate repayment of all amounts due under the ARK 21 Notes and related settlement agreement. The Company is in discussions with the note holders to remedy the default. The Company does not have the resources to satisfy this obligation.

     During the first six months of 2005 the Company received loans in the aggregate amount of $382,516 from a stockholder of the Company who is a related party. The loans pay interest at 10% and are due on December 31, 2005. The Company also received loans from significant stockholders during the first six months of 2005 in the aggregate amount of $48,200. These loans pay interest at 10% and are due on September 30, 2005. During July and August of 2005, $43,200 of these loans was repaid.

4. STOCKHOLDERS' EQUITY

     During the first six months of 2005, the Company issued 347,987 shares of common stock to third parties in exchange for services performed. These services were valued at $868,096 and this amount was charged to earnings during the period. The Company also issued 50,540 shares of common stock to employees and directors during the first three months of 2005 and recorded compensation expense of $119,274. In addition, the Company issued 444,000 shares of common stock to its former chairman as an adjustment to the shares allocated to the original investors of the Company and 111,566 shares of common stock in connection with the terms of his termination agreement and recorded compensation expense of $263,300, and agreed to pay an additional $50,000 as compensation, 5,000 shares of common stock as a share price adjustment for certain investors, 97,800 shares of common stock in connection with the acquisition of property and equipment and 121,875 shares of common stock in settlement of a liability. Also during this period, the Company issued 60,000 shares in connection with amending the terms of certain notes payable and 3,575 shares for payment of interest expense in lieu of cash. The Company also issued 500,000 shares of common stock to two co-founders of the Company as an adjustment to the shares allocated to the original investors of the Company

     During the first six months of 2005, the Company issued 221,666 detached common stock purchase warrants to acquire the Company's common stock in connection with the issuance of convertible promissory notes (see Note 3). The warrants have an exercise price of $3.00 per share and expire on the maturity dates of the respective convertible promissory notes with which they were issued. In addition, the Company issued 2,550,000 common stock purchase warrants at an exercise price of $3.00 per share and 3,575 common stock purchase warrants at an exercise price of $2.00 per share to a significant stockholder in consideration for converting a substantial portion of his holdings of Company promissory notes to common stock and for extending the maturity dates of some of the other promissory notes of the Company. The Company also issued 150,000 warrants at an exercise price of $1.50 per share to the holder of the Mitchell
Note in connection with advances made to the Company during the second quarter of 2005. The aggregate value of the warrants issued during the first six months of 2005 was $1,595,428, and this amount was recorded as a discount on the Company's convertible debt with an offset to paid in capital. The discount is being amortized on a pro rata basis over the life of the respective convertible debt instruments. No warrants were exercised during the first six months of 2005 and 5,607,577 warrants were outstanding at June 30, 2005.

5. LOSSES PER SHARE

     Basic income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three ending June 30, 2005 and 2004 because the effect of the additional shares which would be issued, assuming conversion of the convertible notes and common stock purchase warrants, are anti-dilutive for the aforementioned periods.

6. COMMITMENTS AND CONTINGENCIES

     On January 27, 2005, the Company was served with a summons with notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, referred to herein as the plaintiffs, which indicates that the plaintiffs commenced an action against the Company. The plaintiffs alleged, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to
Section 349 of the New York General Business Law. The dispute originated from an alleged agreement between the plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. The complaint indicated that the plaintiffs were seeking compensatory and punitive damages of no less than $1,812,500 for each of the six causes of action alleged. On June 20, 2005, the Company and the Plaintiffs entered into a Confidential Settlement Agreement and Mutual Release (the "Agreement") wherein the parties agreed to resolve their differences without admitting or acknowledging the validity of the position taken by the other parties in the course of the litigation. Under the terms of the Agreement, the Company paid JarredCherry $10,000 on June 28, 2005, and will pay $10,000 per month for eight consecutive months commencing 30 days from the date of the Agreement, as full and final settlement of the disputes. This amount has been accrued on the Company's balance sheet as of June 30, 2005. The complaint filed by the Plaintiffs has since been dismissed.

     On October 13, 2004, The Tube received notification from a television channel featuring music related programming that the circle logo used by The Tube is "confusingly similar" to the circle logo used by that television channel, supporting claims of trademark infringement and unfair competition. On November 3, 2004, the Company responded to the October 13, letter stating it does not believe the logos are confusingly similar or that any trademark infringement has occurred. The Company has not received a response to its November 3, 2004 letter. The Company intends to vigorously defend any challenge to its use of its logo.

     The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

7. SEGMENT REPORTING

     The Company has three reportable operating segments: The Tube, AGU Music and AGU Studios. The Tube airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. When fully operational, the Company expects that The Tube will generate revenues by selling advertising time and through direct sales of music related to the content broadcasted on the network. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions. AGU Studios was originally conceived as a comprehensive media entertainment center, which will offer film, television and music production facilities, sound stages for recording, and executive offices for AGU's operations and other entertainment industry organizations. However the Company's continued liquidity problem requires the Company to reevaluate the feasibility of developing this business as originally planned. No final decisions have been made and the Company is currently evaluating various alternatives for AGU Studios and the Lauderdale Property. Each segment is separately managed and is evaluated by the Company's chief operating decision makers for the purpose of allocating the Company's resources. The Company also has a corporate headquarters function, which does not meet the criteria of a reportable operating segment.

     The table below presents information about reportable segments for the three and six months ending June 30, 2005 and 2004.

                                               Three Months                      Six Months
                                       ----------------------------      ----------------------------
                                           2005             2004             2005             2004
                                       -----------      -----------      -----------      -----------
Revenues
       AGU Music                       $    70,154      $    15,000      $   176,081      $    15,000
       AGU Studios                          37,325               --           81,901               --
       The Tube                                 --               --               --               --
                                       -----------      -----------      -----------      -----------
          Consolidated revenues        $   107,479      $    15,000      $   257,982      $    15,000
                                       ===========      ===========      ===========      ===========


Operating loss
       AGU Music                       $  (426,139)     $  (637,239)     $  (407,380)     $  (952,580)
       AGU Studios                         (25,930)              --         (101,698)              --
       The Tube                         (1,083,431)        (482,774)      (1,894,672)        (776,036)
                                       -----------      -----------      -----------      -----------
          Segment loss                  (1,535,500)      (1,120,013)      (2,403,750)      (1,728,616)
       Corporate                        (1,126,878)        (405,360)      (2,005,773)        (682,124)
                                       -----------      -----------      -----------      -----------
       Consolidated operating loss     $(2,662,378)     $(1,525,373)     $(4,409,523)     $(2,410,740)
                                       ===========      ===========      ===========      ===========



The table below reconciles the measurement of segment profit shown in the previous table to the Company's consolidated income before taxes:

                                               Three Months                       Six Months
                                       ----------------------------      ----------------------------
                                           2005             2004             2005             2004
                                       -----------      -----------      -----------      -----------
Total segment loss                     $(1,535,500)     $(1,120,013)     $(2,403,750)     $(1,728,616)
Operating loss - corporate              (1,126,878)        (405,360)      (2,005,773)        (682,124)
Interest expense                        (1,647,158)         (32,640)      (3,096,925)         (45,154)
                                       -----------      -----------      -----------      -----------
Loss before income tax                 $(4,309,536)     $(1,558,013)     $(7,506,448)     $(2,455,894)
                                       ===========      ===========      ===========      ===========

8. RELATED PARTY TRANSACTIONS

     During the first six months of 2005 the Company received loans in the aggregate amount of $382,516 from a stockholder of the Company who is a related party. The loans pay interest at 10% and are due December 31, 2005. The Company also received loans from significant stockholders during the first six months of 2005 in the aggregate amount of $48,200. These loans pay interest at 10% and are due September 30, 2005 and December 31, 2005. In addition to the ARK 21 Notes, as of June 30, 2005, the Company had outstanding loans payable to related parties in the aggregate amount of $54,500 that were due Nov. 1, 2004, $59,500 that was due June 30, 2005, $48,200 that are due Sept. 30, 2005 and $382,516 that are due Dec. 31, 2005. The Company currently does not have the resources to pay these loans upon their maturity.

     On May 5, 2005, the Company entered into a settlement agreement, effective April 15, 2005, with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $345,806 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. In addition, upon the Company's closing of a capital raising of at least $250,000, the Company must pay all the principal and interest due under the original notes for the period January through April 2005 in the amount of approximately $36,000. The Company has not made any of the required payments under the settlement agreement and received a default letter on August 1, 2005 demanding immediate payment of all amounts due under the Ark21 Notes and related settlement agreement.

     For the period from January 1, 2005 through June 30, 2005, the Company received various consulting services totaling approximately $117,500 from two stockholders. At June 30, 2005 approximately $72,000 was unpaid.

     Additionally, two officers of the Company agreed to defer a portion of their salary, payable under their employment agreements until such time as adequate capital has been raised by the Company. The amount deferred as of June 30, 2005 was approximately $212,000.

     Accounts payable to related parties at June 30, 2005 totaled approximately $162,000. Included in this amount was $7,800 in director's fees due to a certain director and a $2,500 director's fee payable to a second director.

     In July and August of 2005, the Company received various loans from two significant stockholders as follows; $401,225 from DML Marketing Corp, and $156,424 from John P. Grandinetti. Approximately $158,000 of these loans, plus approximately $43,000 of loans which were outstanding at June 30, 2005, were repaid during the same period. The remaining outstanding loans will accrue interest at an annual rate of 10% and mature on December 31, 2005.

9. SUBSEQUENT EVENTS

     On July 27, 2005, the Company issued a promissory note in the principal amount of $500,000. The Promissory Note accrues interest at an annual rate of 4 1/2%, payable annually, and matures on January 1, 2007. The interest on the Promissory Note is compounded quarterly and at the end of each quarter such interest is added to the principal balance of the Promissory Note. The Company does not have the right to prepay the Promissory Note. The note is convertible along with all outstanding accrued interest, into shares of the Company's common stock at the conversion price of $2.00 per share. In connection with the promissory note, the Company issued a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $1.50 per share.

     In July and August of 2005, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $110,000. The $110,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 36,667 warrants to purchase the Company's common stock. The common stock purchase warrants have a two year term and the exercise price is $3.00 per share.

     In July and August of 2005, the Company issued 452,696 shares of its common stock as follows:

     o 400,000 shares to a certain investor as a price adjustment for prior conversions of debt to equity
     o 37,696 shares in exchange for professional services received by the Company
     o    5,000 shares as consideration for defaults on promissory notes
     o    10,000 shares as compensation to non-employee directors

     On August 2, 2005, the Company issued warrants to purchase Company's common stock as follows:

     o 650,000 shares to related parties as consideration for various advances to the Company
     o    36,667 shares to convertible noteholders
     o    25,000 shares as consideration for defaults on promissory notes
     o 10,000 shares in exchange for professional services received by the Company

The Company has not paid the $245,000 plus accrued interest and lender legal fees that was due on August 1, 2005, in accordance with the May 13, letter agreement, nor has it filed a registration statement to register the required securities. The holder of the Mitchell Note issued a default letter on August 2, 2005. On August 11, 2005, and August 17, 2005, the Company entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005; (ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) the Company agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys' fees in the amount of $1,000 and any further costs of collection (the "September Payment"); (iv) the Company agreed to pay the holder, up to the September Payment, any monies it receives upon the consummation of the terms of a non-binding letter of intent relating to the sale of the Lauderdale Property; (v) the lender agreed to extend the filing date and effective date of the registration statement to December 31, 2005 and March 31, 2006, respectively; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of the Company's common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder.

     Effective August 1, 2005 the Company entered into a Technical Services and Support Agreement which requires a monthly payment of $22,000 and $18,000, respectively.

10. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $11.4 million and accumulated deficit of approximately $14.2 million at June 30, 2005, negative cash flow from operations of approximately $2.3 million as well as a net loss of approximately $7.5 million for the six months ending June 30, 2005 and de minimus cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on Management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company's television network, recorded music business and the potential sale of certain assets.

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

     The Tube is a 24-hour per day broadcast digital television network that delivers high quality music video, audio, pay-per-view options and commerce to digital viewers nationally. Its national launch is expected to take place in the third quarter of 2005. The Tube can currently be seen in a limited number of households in various parts of the United States.

     In the late 1990's, broadcasters throughout the country were granted portions of the airwaves at no cost with the understanding that they would provide free digital signals as part of the U.S. government's desire for high definition television. However, due to improvements in digital signal compression, the bandwidth required to broadcast digital television was substantially reduced, leaving broadcasters with excess bandwidth to use at their discretion. As a result, there are currently a number of media companies that have the ability to offer a digital quality picture over the air directly to consumers and indirectly through the cable and satellite operators' digital box using surplus bandwidth from local broadcasters. These media outlets can offer additional channels to broadcast local news, sports, weather or other specialty services like The Tube. This new broadcasting concept is referred to as "multicasting." In April of 2005, we signed an agreement with Raycom Media, Inc. ("Raycom"), which will enable consumers in all of the markets served by Raycom to receive The Tube with digital cable service or with television sets that are enabled with digital tuners. Raycom owns and operates 39 television stations in 20 states, which cover over 10% of United States television households. We are currently in negotiations with several other broadcasters with multicasting capabilities, and expect to eventually leverage this market penetration into households served by larger cable and satellite systems. There can be no assurance as to whether or when these negotiations will result in additional definitive agreements. We expect that The Tube will earn revenues through advertising sales and through e-commerce with respect to music and related products that will be seen by consumers on The Tube.

     AGU Music produces both studio albums and DVD concerts. It entered into several agreements for distribution and released three albums to the public in 2004. Our ability to produce new albums and DVD concerts in 2005 will be dependent on the amount of working capital available to us (see Liquidity and Capital Resources) for the required marketing, promotional and other operating expenses necessary to produce recorded music projects. We have not produced any new music projects in 2005, and do not expect to release any new projects until our liquidity situation improves.

     In the third quarter of 2004, our board of directors decided to purchase and develop a facility that would serve as a comprehensive media entertainment recording and production facility that would encompass film, television and musical projects. On December 22, 2004, we closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the "Lauderdale Property"). Our business plan envisioned a facility that will consist of approximately 75,000 square feet of office space available for lease, as well as six sound stages, an audio production studio and a two and a half acre back lot for film projects.

     It was originally anticipated that within three years the rental income from the office space and production facilities would be sufficient to cover substantially all of the operating expenses of the studio, which would allow us to use the soundstages and production studio to develop new music and film projects without requiring significant cash outlays. To date, we have not entered into any leases or any other material contractual commitments with respect to the usage of this facility. The Company's expectation was that revenue would be generated by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. A limited amount of production activity did take place on the Lauderdale Property in 2004 and in the first six months of 2005, and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., a Florida Corporation, under which our studio development and production activities would take place. However due to the Company's continuing liquidity problems (see Liquidity and Capital Resources), we have had to reevaluate our plans for the Lauderdale Property. While no definitive decisions have been made, we are currently considering alternatives to developing the facility as originally planned, which could include a reduction in the size and scope of the property's development, or a sale of the property in order to assist in meeting the working capital requirements of the Company.

     Because of the start up nature of our business throughout most of 2004, our results of operations and cash flows in the first quarter of 2005 are not comparable to the same period of a year ago.

Liquidity and Capital Resources

     We do not have adequate cash to meet our current obligations as well as our short and long term objectives and we do not have the capital resources necessary to implement our business plan. The growth and development of our business will require a significant amount of additional working capital. We currently have very limited financial resources and will need to raise additional capital in order to continue as a going concern. If we are unsuccessful in obtaining the additional capital necessary to fund our operations, we may be forced to downsize certain operations, restructure our current debt obligations on terms less favorable to us than the existing obligations or sell some of our assets. We may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by our creditors.

     Our financial condition and operating results, specifically a working capital deficit of approximately $11.4 million, an accumulated deficit of approximately $14.2 million and de minimus cash on hand as of June 30, 2005, as well as a net loss of approximately $7.5 million for the six months ending June 30, 2005 raise substantial doubt about our ability to continue to operate as a going concern.

     As a company that has recently emerged from the start-up phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history, the emerging nature of the market in which we compete and lack of sufficient capital to fund our operations and implement our business plan, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the national launch of The Tube and, potentially, new projects for AGU Music and the development of the Lauderdale Property. Because of losses incurred by us through our most recent fiscal year end and our general financial condition, our independent registered public accounting firm inserted a going concern qualification in their audit report for the most recent fiscal year that raises substantial doubt about our ability to continue as a going concern.

     Since May 20, 2003, we have financed our operations through numerous debt and equity issuances. In addition to the convertible notes discussed below, we issued approximately $5,369,000 of convertible notes or debentures, approximately $3,379,000 of which plus accrued interest, were subsequently converted into 1,173,540 shares of common stock of the Company and $75,000 of which was repaid in 2004. Approximately $1,765,000 of the remaining convertible promissory notes mature between the fourth quarter of 2006 and the second quarter of 2007 and a $150,000 promissory note was to have matured on June 30, 2005. On August 2, 2005, we issued 5,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share in exchange for the holder of this note extending the maturity date of this note to October 1, 2005. While these convertible notes are convertible into shares of our common stock at a conversion price of $3.00 per share, there can be no assurances that these notes will be converted prior to their becoming due. We currently do not have the financial resources to repay these promissory notes without completing an additional financing, reducing expenses, selling assets or extending the maturities of this debt. If we are unsuccessful in obtaining the additional capital necessary to fund our operations and service our debt, we may be forced to downsize certain operations, restructure our current debt obligations, find a strategic partner, and or sell some of our assets. We may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by our creditors.

     As part of the purchase price of the Lauderdale Property, we issued to the seller on December 22, 2004 a convertible promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller's option into shares of our common stock at a conversion price of $2.50 per share. A principal payment of $250,000 was due on June 25, 2005 and was paid on July 1, 2005. The remaining balance of the note matures on December 22, 2005. All of our obligations to the seller under this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of our rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property. At the closing of the purchase of the Lauderdale Property, we made a prepayment into an escrow account of $150,000 for interest on the note and real estate taxes on the Lauderdale Property covering the quarterly period ending March 31, 2005. Additional quarterly prepayments of $145,000 are required to be put into escrow beginning March 22, 2005. We did not make the required prepayment on March 22, 2005. This amount was paid on behalf of the Company by one of our other creditors (see below) on April 22, 2005, at which time we received a letter from the holder of the first mortgage note acknowledging the cure of the payment default. The quarterly prepayment due June 22, 2005 was paid by the Company on July 1, 2005 with the proceeds of a note issued on the same date by the Company to a related party.

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

     On May 13, 2005, we executed a letter agreement with the holder of the Mitchell Note whereby we agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to us on April 29, 2005 by the holder of the Mitchell Note, the interest installments on the Mitchell Note for April 1, 2005 and May 1, 2005 and the legal fees incurred by the holder in connection with the letter agreement, together with the interest due on the foregoing amount would accrue interest at the default rate of 18% and would be due and payable by us on August 1, 2005. The letter agreement also extended the deadline for which we were to have filed a registration statement to register the Company's common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extended the date for which the registration statement is required to be declared effective to November 30, 2005. We also agreed to grant the holder of the Mitchell Note additional warrants of 100,000 and 50,000 respectively, to purchase our common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note. Because we did not pay the required monthly interest payments for March and April 2005, which resulted in our receiving a default letter from the holder of the Mitchell Note on April 8, 2005, the interest rate on the note was increased to the default rate of 18%.

     We have not paid the $245,000 plus accrued interest and lender legal fees that was due on August 1, 2005, in accordance with the May 13, letter agreement, nor have we filed a registration statement to register the required securities. The holder of the Mitchell Note issued a default letter on August 2, 2005. On August 11, 2005, we entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005;
(ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) we agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys' fees in the amount of $1000 and any further costs of collection (the "September Payment"); (iv) we agreed to pay the holder, up to the September Payment, any monies we receive upon the consummation of the terms of a non-binding letter of intent relating to the sale of the Lauderdale Property; (v) the lender agreed to extend the filing date for the registration statement to September 1, 2005; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of our common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder. On August 3, 2005, the holder of the first mortgage note on this property issued a default letter to us pursuant to the cross default provision of the note, which was triggered by the Company's default on the Mitchell Note. On August 19, 2005, the holder of the first mortgage note issued a letter acknowledging the cure of the Mitchell Note and accepting the cure under the first mortgage note.

On March 3, 2004, our AGU Music subsidiary entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable to certain principals of PMG (the "ARK 21 Notes"). The Company has guaranteed the payment of the ARK 21 notes, which have an annual interest rate of 8% and mature on May 1, 2007. Allen Jacobi, the former President of AGU Music, is an owner and controlling stockholder of PMG. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of March 31, 2005 is approximately $331,000. The terms of these notes require monthly payments of principal and interest. We have not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, we entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $345,806 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by us. In addition, upon the our closing of a capital raising of at least $250,000, we must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. We also agreed to issue 500,000 restricted shares of the Company's common stock to the holders of the ARK 21 Notes. We have not made any of the required payments under the settlement agreement and received a default letter on August 1, 2005 demanding immediate repayment of all amounts due under the ARK 21 Notes and related settlement agreement. We currently do not have the financial resources to repay these notes without completing an additional financing, reducing expenses, selling assets or extending the maturity of the ARK 21 Notes. In addition, defaults under the ARK 21 Notes cause a default, pursuant to the cross default provision, of the first mortgage note of the Lauderdale Property. To date, the holder of the first mortgage has not issued a default notice relating to our default on the ARK21 Notes.

     We currently have a monthly cash requirement of approximately $550,000 and we will need to raise additional capital in the remainder of 2005, for working capital, capital expenditures, business expansion, repayment of maturing debt and to continue as a going concern. We anticipate that we will need to raise up to approximately $6 million over the balance of 2005 to provide for these requirements. Management is evaluating several alternatives, including the sale of assets, sale of equity securities or issuance of additional debt, or finding a strategic partner. We cannot assure you that we will be successful in completing such an offering, in executing the business plan or achieving profitability. If we are not successful in raising additional capital and refinancing the $7,000,000 convertible promissory note due in December 2005, our financial condition, business operations and ability to continue as a going concern will be adversely affected, and we may need to seek protection under the federal bankruptcy laws.

     Cash used in operations for the first six months of 2005 was $2,252,000, which was primarily the result of our operating loss of $4,409,000, partially offset by increases to accounts payable and accrued expenses and the issuance of common stock in exchange for services. Cash used in operations in 2004 was $1,981,000. We expect to continue to generate negative cash flows from operations until such time as we can gain national distribution for, and generate significant advertising revenues from, The Tube. No assurances can be given as to when or if we will be able to develop profitable operations.

     Cash used in investing activities in the six months of 2005 amounted to $136,000, as compared to $233,000 in 2004. The decrease was due to a $51,000 investment for certain intangible assets for The Tube in 2004, and severe liquidity restraints, which have limited our capital expenditures in 2005. Capital expenditures for the remainder of 2005 will depend largely upon our ability to raise additional capital; however, our business plan currently assumes approximately $1 million of capital expenditures over the next twelve months.

     We received cash from financing activities in the first six months of 2005 in the amount of $1,630,000, as compared to $2,078,000 in the same period of a year ago. The decrease was due to fewer issuances of convertible notes in 2005.

     We have experienced liquidity issues since our inception due primarily to our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes and common stock to fund our operations and repay our outstanding debt for the foreseeable future. At June 30, 2005, we had approximately $13.5 million of debt outstanding, approximately $8.2 million of which is due at various dates in 2005 or in default. We currently do not have the financial resources to repay any of these or any of the aforementioned obligations without completing an additional financing. We also currently do not have funds available for working capital requirements beyond August, 2005. On July 27, 2005, we issued a promissory note in the principal amount of $500,000. The Promissory Note accrues interest at an annual rate of 4 1/2%, payable annually, and matures on January 1, 2007. The interest on the Promissory Note is compounded quarterly and at the end of each quarter such interest is added to the principal balance of the Promissory Note. The note is convertible, along with all outstanding accrued interest, into shares of the Company's common stock at the conversion price of $2.00 per share. The proceeds from this note were used for general corporate purposes, primarily working capital. There can be no assurance that we will be successful in obtaining additional funds necessary to finance our operations or repay debt.

     If we are unable to raise the necessary capital to meet our current and future obligations, we will need to consider other alternatives, which could include curtailing our business plan, selling some of our assets or finding a strategic partner. We may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by our creditors.

     Moreover, as a result of our liquidity issues, we have experienced delays in the repayment of certain promissory notes upon maturity. However, certain holders of our promissory notes have agreed to extend the due dates on their promissory notes. If in the future, the holders of our promissory notes demand repayment of principal and accrued interest instead of electing to extend the maturity dates on their notes and if we are unable to repay our debt when due because of our continued liquidity issues, we may be forced into an involuntary bankruptcy filing.

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

Results of Operations for the Three Months ending June 30, 2005 and 2004

     Revenues were $107,000 in the three months ended June 30, 2005 and $15,000 in the three months ended June 30, 2004. Approximately $70,000 of this amount was related to recorded music shipments by AGU Music and the remainder was generated by AGU Studios. AGU Music had gross profit of $63,000 and AGU Studios had gross profit of $31,000 during the period.

     Operating expenses were $2,756,000 and $1,540,000 in the three months ended June 30, 2005 and 2004, respectively, the majority of which was general and administrative expenses. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering.

     Interest expense in 2005 was $1,647,000, as compared to $33,000 in 2004, and includes $1,169,000 for the reduction of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense was the result of increased indebtedness in 2005.

     We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we increased our valuation allowance for the net deferred tax asset that existed at December 31, 2004 so that no net tax benefit was recorded in 2005.

     Our net loss for the quarter ended June 30, 2005 was $4,309,000, as compared to $1,558,000 in the prior year.

Results of Operations for the Six Months ending June 30, 2005 and 2004

     Revenues were $258,000 for the six months ended June 30, 2005 and $15,000 for the six months ended June 30, 2004. Approximately $176,000 of this amount was related to recorded music shipments by AGU Music and the remainder was generated by AGU Studios. AGU Music had gross profit of $147,000 and AGU Studios had gross profit of $61,000 during the period.

     Operating expenses were $4,617,000 and $2,426,000 for the six months ended June 30, 2005 and 2004 respectively, the majority of which was general and administrative expenses. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering.

     Interest expense for the six months ended June 30, 2005 was $3,096,000, as compared to $45,000 for the six months ended June 30, 2004, and includes $2,367,000 for the reduction of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense is the result of increased indebtedness in 2005.

     We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we increased our valuation allowance for the net deferred tax asset that existed at December 31, 2004 so that no net tax benefit was recorded in 2005.

     Our net loss for the six month period ended June 30, 2005 was $7,506,000, as compared to $2,456,000 in the prior year.

     We anticipate entering into several additional affiliate agreements with digital broadcasters, which will allow The Tube to be seen in approximately 20 million homes by the end of 2005. While we expect this market penetration to generate a substantial increase in marketing, promotion and other expenses both at The Tube and at AGU Studios, we also expect that our revenues will ultimately increase sufficiently enough to cover these increases. Thus, we believe that our results of operations in fiscal 2004 and 2005 are not indicative of our projected results of operations in fiscal 2006 and beyond.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     On January 27, 2005, the Company was served with a summons with notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, referred to herein as the plaintiffs, which indicated that the plaintiffs commenced an action against the Company. The plaintiffs alleged, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to
Section 349 of the New York General Business Law. The dispute originated from an alleged agreement between the plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. The complaint indicated that the plaintiffs were seeking compensatory and punitive damages of no less than $1,812,500 for each of the six causes of action alleged. On June 20, 2005, the Company and the plaintiffs entered into a Confidential Settlement Agreement and Mutual Release (the "Agreement") wherein the parties agreed to resolve their differences without admitting or acknowledging the validity of the position taken by the other parties in the course of the litigation. Under the terms of the Agreement, the Company paid the plaintiffs $10,000 on June 28, 2005, and will pay $10,000 per month for eight consecutive months commencing 30 days from the date of the Agreement, as full and final settlement of the disputes. The complaint filed by the Plaintiffs has since been dismissed.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the first six months of 2005 the Company issued convertible promissory notes to various accredited and/or sophisticated investors in the aggregate principal amount of $665,000. The $665,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 221,666 warrants to purchase the Company's common stock. The common stock purchase warrants have a two year term and the exercise price is $3.00 per share. The common stock purchase warrants were valued at $113,832, and this amount was recorded as a discount to the convertible promissory notes. The unamortized balance of the discount for these notes as of June 30, 2005 was $102,786.

     During the first six months of 2005, the Company issued 347,987 shares of common stock to third parties in exchange for services performed. These services were valued at $868,096 and this amount was charged to earnings during the period. The Company also issued 50,540 shares of common stock to employees and directors during the first three months of 2005 and recorded compensation expense of $119,274. In addition, the Company issued 555,566 shares of common stock to its former chairman as an adjustment to the shares allocated to the original investors of the Company and in connection with the terms of his employment agreement, 5,000 shares of common stock as a share price adjustment for certain investors, 97,800 shares of common stock in connection with the acquisition of property and equipment and 121,875 shares of common stock in settlement of a liability. Also during this period, the Company issued 60,000 shares of common stock in connection with amending the terms of certain notes payable and 3,575 shares of common stock for payment of interest expense in lieu of cash.

     No  underwriters  or  brokers  were  employed  in  the  transactions.   The
securities will be deemed restricted securities for the purposes of the Securities Act.

     See the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 20, 2005, April 28, 2005, May 11, 2005, May 20, 2005 and August 2, 2005.

     The Company maintains that the issuances of these securities were exempt from registration under the Securities Act of 1933, as amended (the"Securities Act"), in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. In addition, certain of the securities were issued as bonuses to employees pursuant to the Company's benefit plan approved by its stockholders.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     On August 2, 2005, the holder of the Mitchell Note issued a default letter for the Company's failure to pay monthly interest payment from April 2005 to August 2005, the Company's failure to repay $245,000 of additional advances to the Company prior to August 1, 2005, and the Company's failure to file a registration statement with the SEC prior to June 30, 2005. On August 11, 2005, the Company entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005; (ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) the Company agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys' fees in the amount of $1000 and any further costs of collection (the "September Payment");
(iv) the Company agreed to pay the holder, up to the September Payment, any monies it receives upon the consummation of the terms of a non-binding letter of intent relating to the sale of the Lauderdale Property; (v) the lender agreed to extend the filing date and effective date of the registration statement to December 31, 2005 and March 31, 2006, respectively; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of the Company's common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder.

     On August 3, 2005, the holder of the first mortgage note issued a default letter to the Company pursuant to the cross default provision of the note, which was triggered by the Company's default on the Mitchell Note. On August 19, 2005, the holder of the first mortgage note issued a letter acknowledging the cure of the Mitchell Note and accepting the cure under the first mortgage note.

     On March 3, 2004, the Company's AGU Music subsidiary entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") (of which a related party and a stockholder of the Company own a controlling interest), whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for AGU Music through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable ("the ARK 21 Notes") to certain principals of PMG. The Company has guaranteed the payment of the ARK 21 Notes, which have an annual interest rate of 8%, and were to have matured on May 1, 2007. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of March 31, 2005 is approximately $331,000. The terms of the ARK 21 Notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $345,806 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. In addition, upon the Company's closing of a capital raising of at least $250,000, the Company must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. The Company also agreed to issue 500,000 restricted shares of the Company's common stock to the holders of the ARK 21
Notes. The Company has not made any of the required payments under the settlement agreement and received a default letter on August 1, 2005 demanding immediate repayment of all amounts due under the ARK 21 Notes and related settlement agreement.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

     On August 2, 2005, the holder of the Mitchell Note issued a default letter for the Company's failure to pay monthly interest payment from April 2005 to August 2005, the Company's failure to repay $245,000 of additional advances to the Company prior to August 1, 2005, and the Company's failure to file a registration statement with the SEC prior to June 30, 2005. On August 11, 2005, the Company entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005; (ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) the Company agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys' fees in the amount of $1000 and any further costs of collection (the "September Payment");
(iv) the Company agreed to pay the holder, up to the September Payment, any monies it receives upon the consummation of the terms of a non-binding letter of intent relating to the sale of the Lauderdale Property; (v) the lender agreed to extend the filing date and effective date of the registration statement to December 31, 2005 and March 31, 2006, respectively; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of the Company's common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder.

     On August 3, 2005, the holder of the first mortgage note issued a default letter to the Company pursuant to the cross default provision of the note, which was triggered by the Company's default on the Mitchell Note. On August 19, 2005, the holder of the first mortgage note issued a letter acknowledging the cure of the Mitchell Note and accepting the cure under the first mortgage note.

     On August 1, 2005, the holders of the ARK 21 Notes issued a demand letter for immediate payment of all amounts due under the ARK 21 Notes and related settlement agreement. On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes, pursuant to which the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $[345,806] and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. The Company has not made any of the required payments under the settlement agreement and the current amount due under the ARK 21 Notes is approximately $346,000 Due to this default, the holder of the first mortgage note may, pursuant to the cross default provision of the note, issue a demand letter declaring the entire unpaid principal and accrued interest due and payable immediately. The Company currently does not have the financial resources to repay this debt without completing an additional financing, reducing expenses, selling assets or extending the maturities of the debt.

     Effective August 1, 2005 the Company entered into a Technical Services and Support Agreement which requires a monthly payment of $22,000 and $18,000, respectively.

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

    Number  Title
    ------  -----
      2.1 Share Exchange Agreement, dated March 15, 2004, between the stockholders of Pyramid Music Corp., Pyramid Music Corp. and Lexington Barron Technologies, Inc. (Incorporated by reference to the Registrants Form 8-K filed April 21, 2004, as amended)

      2.2 Agreement and Plan of Merger, dated as of September 30, 2004, by and between AGU Entertainment Corp., a Colorado corporation, and AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

      3.1 Certificate of Incorporation of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

      3.2   Bylaws  of  AGU   Entertainment   Corp.,   a  Delaware   corporation
            (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

      3.4 Specimen certificate of the common stock of AGU Entertainment Corp., a Delaware company (incorporated herein by reference to the
            Registrant's   Registration   Statement   on  Form  SB-2,  File  No.
            333-86244).

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

      4.3 Secured Convertible Term Note issued by AGU Entertainment Corp., The Tube Music Network, Inc., and Pyramid Records International, Inc. to Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      4.4 Common Stock Purchase Warrant of AGU Entertainment Corp. issued to Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

      4.5 Promissory Note issued by AGU Entertainment Corp. to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 10-KSB filed March 31,
            2005)

      4.6 Common Stock Purchase Warrant of AGU Entertainment Corp. issued to Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed August 2, 2004)

      4.7 Promissory Note issued by AGU Entertainment Corp. to Robert Jaffee (incorporated by reference to the Registrant's Form 8-K filed August 2, 2005).

      4.8   Warrant  to  purchase  up to 400,000  shares of common  stock of AGU
            Entertainment  Corp.  issued  to  Robert  Jaffee   (incorporated  by
            reference to the Registrant's Form 8-K filed August 2, 2005).

      10.1 Letter Agreement regarding $145,000 Protective Advance, dated April 14, 2005 (incorporated herein by reference to the Registrant's Form 8-K filed April 20, 2005)

      10.2 Letter, dated April 22, 2005 from Elizabeth Buntrock (incorporated herein by reference to the Registrant's Form 8-K/A filed April 28,
            2005)

      10.3 Settlement and Mutual Release Agreement, effective April 15, 2005, by and among AgU Entertainment Corp. and each of its subsidiaries, and Ned Siegel, Neil Strum and Strum Brothers Investment, LLC. (incorporated herein by reference to the Registrant's Form 8-K filed May 11, 2005)

      10.4 Charter Affiliate Affiliation Agreement dated as of April 15, 2005, by and between The Tube Music Network, Inc. and Raycom Media, Inc. (incorporated herein by reference to the Registrant's Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

      10.5 Technical Services Agreement, dated as of December 1, 2004, by and between The Tube Music Network, Inc. and Skyport Services, Inc. (incorporated herein by reference to the Registrant's Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

      10.6 Loan Agreement dated July 25, 2005, David Levy, Les Garland, Victoria Levy, Marc Gelberg, Greg Catinella and John W. Poling (incorporated herein by reference to the Registrant's Form 8-K filed August 2, 2004).

      10.7 Confidential Settlement Agreement, dated June 20, 2005, between AGU Entertainment Corp., and Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC (incorporated by reference to the Registrant's Form 8-K filed July 8, 2005).

      10.8 Letter Agreement, dated August 11, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of maturity date.

      10.9 Letter Agreement, dated August 17, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of due date for filing of registration statement.

      31.1 Certification of David C. Levy, Chief Executive Officer of the Company, dated August 22,, 2005, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of John W. Poling, Chief Financial Officer of the Company, dated August 22, 2005, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of David C. Levy, Chief Executive Officer of the Company, and John W. Poling, Chief Financial Officer of the Company, dated August 22, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 19, 2005                      /s/ John W. Poling
                                           -----------------------------
                                           Name: John W. Poling
                                           Title: Chief Financial Officer