Form 10QSB
period 2005-09-30
AGU Entertainment Corp.
filed 2005-12-09
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

      [_]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
            1934

               For the transition period from ________ to ________

                        Commission file number: 005-79752
                                                ---------

                             AGU Entertainment Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                  84-1557072
--------------------------------------------------------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                          1451 West Cypress Creek Road.
                            Ft. Lauderdale, FL 33309
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 714-8100
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of the issuer's common stock, par value $0.0001 per share, outstanding as of November 30, 2005 was 25,605,615.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                             AGU ENTERTAINMENT CORP.
                 (Formerly Lexington Barron Technologies, Inc.)

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----

PART I. UNAUDITED FINANCIAL INFORMATION
Item 1. Financial Statements:
        Condensed Consolidated Balance Sheets as of
          September 30, 2005 (unaudited) and December 31, 2004 (audited)       3
        Condensed Consolidated Statements of Operations for the Three and
          Nine Months Ended September 30, 2005 and 2004 (unaudited)            4
        Condensed Consolidated Statement of Changes in Stockholders'
          Equity (Deficiency) for the Nine Months Ended
          September 30, 2005 (unaudited)                                       5
        Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2005 and 2004 (unaudited)            6
        Notes to Condensed Consolidated Financial Statements (unaudited)       7
Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               15
Item 3. Controls and Procedures                                               21
PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                     22
Item 2. Unregistered Sales of Equity Securities and use of proceeds           22
Item 3. Defaults Upon Senior Securities                                       23
Item 4. Submission of Matters to a Vote of Security Holders                   23
Item 5. Other Information                                                     23
Item 6. Exhibits                                                              24
SIGNATURES                                                                    27

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

                     Part 1. Unaudited Financial Information

Item 1. Financial Statements

                             AGU ENTERTAINMENT CORP.
                 (Formerly Lexington Barron Technologies, Inc.)
                      Condensed Consolidated Balance Sheets
           As of September 30, 2005 (unaudited) and December 31, 2004

                                                                      2005              2004
                                                                  ------------      ------------
Assets                                                              Unaudited
Current Assets:
    Cash                                                          $      4,796      $    771,533
    Accounts receivable, net of allowance of $109,341 and $0           500,956           507,482
    Prepaid expenses                                                    80,617           225,037
    Assets held for sale                                             8,847,212                --
                                                                  ------------      ------------
      Total current assets                                           9,433,581         1,504,052

    Property and equipment, net of accumulated
      depreciation of $239,461 and $123,260                            566,514         9,110,373
    Intangibles, net of accumulated amortization                     1,184,213           913,735
    Other assets                                                       143,296           164,737
                                                                  ------------      ------------
      Total assets                                                $ 11,327,604      $ 11,692,897
                                                                  ============      ============

Liabilities and Stockholders' Equity (Deficiency)
Current Liabilities:
    Accounts payable                                              $  1,430,625      $    501,514
    Accounts payable - related parties                                 339,065           169,258
    Notes payable, related parties - current portion                 1,468,008           445,642
    Convertible notes payable, net of unamortized discount           8,154,236         7,150,000
    Equipment note - current portion                                    12,769            12,140
    Capital leases payable - current portion                             8,282            13,881
    Accrued expenses                                                 1,496,742           910,418
    Other current liabilities                                            8,056            36,965
                                                                  ------------      ------------
      Total current liabilities                                     12,917,783         9,239,818

Capital leases payable - long term portion                               6,099            11,876
Equipment note - long term portion                                      27,012            36,668
Convertible notes payable - net of unamortized
      discounts                                                      2,292,445           854,178
                                                                  ------------      ------------
Total liabilities                                                   15,243,339        10,142,540
                                                                  ------------      ------------

Stockholders' Equity (Deficiency):
    Preferred stock, $0.0001 par value; 10,000,000 shares
      authorized, -0- shares issued and outstanding                         --                --
    Common stock, $0.0001 par value; 100,000,000 shares
      authorized, 25,605,615 and 23,392,576 shares
      issued and outstanding                                             2,561         4,658,380
    Additional paid-in capital                                      14,443,486         3,593,634
    Accumulated deficit                                            (18,361,782)       (6,701,657)
                                                                  ------------      ------------
      Total stockholders' (deficiency) equity                       (3,915,735)        1,550,357
                                                                  ------------      ------------

      Total liabilities and stockholders' equity (deficiency)     $ 11,327,604      $ 11,692,897
                                                                  ============      ============

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                 Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                         Three Months                         Nine Months
                                                 ------------------------------      ------------------------------
                                                     2005              2004              2005              2004
                                                 ------------      ------------      ------------      ------------
Revenues                                         $     94,080      $         --      $    352,062      $     15,000
Cost of sales and services performed                    7,223                --            57,306                --
                                                 ------------      ------------      ------------      ------------
    Gross profit                                       86,857                --           294,756            15,000
                                                 ------------      ------------      ------------      ------------

Operating Expenses
    Promotion and advertising                          58,206           575,618           167,068         1,072,849
    Depreciation and amortization                     190,678            56,970           430,961           123,958
    Other general and administrative costs          1,646,871         1,168,610         5,915,149         3,030,132
                                                 ------------      ------------      ------------      ------------

                   Total operating expenses         1,895,755         1,801,198         6,513,178         4,226,939
                                                 ------------      ------------      ------------      ------------

                   Operating loss                  (1,808,898)       (1,801,198)       (6,218,422)       (4,211,939)
    Interest expense                                2,344,779            54,752         5,441,703            99,905
    Other income                                           --           (10,760)               --           (10,760)
                                                 ------------      ------------      ------------      ------------
                   Loss before income taxes        (4,153,677)       (1,845,190)      (11,660,125)       (4,301,084)

Income tax provision                                       --                --                --                --
                                                 ------------      ------------      ------------      ------------

                   Net loss                      $ (4,153,677)     $ (1,845,190)      (11,660,125)     $ (4,301,084)
                                                 ============      ============      ============      ============

Basic and diluted loss per share                 $      (0.16)     $      (0.09)     $      (0.47)     $      (0.22)
                                                 ============      ============      ============      ============

Weighted average common shares outstanding -
    Basic and diluted                              25,430,713        21,509,819        24,592,778        19,244,705
                                                 ============      ============      ============      ============

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                  For the Nine Months Ended September 30, 2005
                                   (Unaudited)

                                                                                                          Retained
                                                                                          Additional      Earnings
                                                                                            Paid-In     (Accumulated
                                                                Shares         Amount       Capital        Deficit)        Total
                                                             ----------------------------------------------------------------------
                     2005
Balance at December 31, 2004                                  23,392,576      4,658,380     3,593,634     (6,701,657)     1,550,357
To adjust for correction of par value                                        (4,656,041)    4,656,041
Issuance of shares of common stock for services                  398,683             40     1,011,527             --      1,011,566
Issuance of shares of common stock to employees
     for compensation                                             45,540              5       107,469             --        107,474
Issuance of common stock as a price adjustment
     for certain investors                                       405,000             41           (41)            --             --
Common stock issued in connection with the acquisition
     of property plant and equipment                              97,800             10       244,490             --        244,500
Issuance of warrants in connection with the issuance of
     convertible debt                                                 --             --     4,016,142             --      4,016,142
Issuance of shares in settlement of liabilities                  121,875             13       337,487             --        337,500
Issuance of shares of common stock to directors for services      20,000              2        54,248         54,250
Other issuances of common stock to co-founders as an
     adjustment of shares previously issued                      500,000             50           (50)            --             --
Issuances of shares of common stock in connection with
     amending the terms of certain notes payable                  60,000              6       137,994             --        138,000
Issuance of shares of common stock as interest expense             8,575             --        21,301             --         21,301
Issuance of shares of common stock to a director as an
     adjustment of shares previously issued                      444,000             44           -44
Issuance of shares of common stock to a director in
     connection with a termination letter                        111,566             12       263,288             --        263,300
Net loss                                                              --             --            --    (11,660,125)   (11,660,125)
                                                             ----------------------------------------------------------------------
Balance at September 30, 2005                                 25,605,615   $      2,561  $ 14,443,486   $(18,361,782)  $ (3,915,735)
                                                             ======================================================================

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004

                                                                           2005            2004
                                                                       ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $(11,660,125)   $ (4,301,084)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Depreciation and amortization                                  430,962         123,958
             Stock based service expenses                                 1,123,890         245,077
             Amortization of discount on note payable                     4,189,409          11,644
             Amortization of deferred financing fees                         55,370
             Decrease in accounts receivable                                  6,526          30,007
             Decrease (increase) in prepaid expenses                        144,417          (5,037)
             Increase in other assets                                       (33,926)       (122,219)
             Increase in accounts payable and accrued liabilities         2,022,743         644,575
             (Decrease) increase in other liabilities                       (28,909)         30,000
                                                                       ------------    ------------
                           Net cash used in operating activities         (3,749,643)     (3,343,079)
                                                                       ------------    ------------

Cash flows from investing activities:
     Disbursements for intangibles                                               --        (151,035)
     Disbursements for property and equipment                              (288,293)       (206,137)
                                                                       ------------    ------------
                           Net cash used in investing activities           (288,293)       (357,172)
                                                                       ------------    ------------

Cash flows from financing activities:
     Payment of notes payable                                              (502,464)         (8,439)
     Proceeds from notes payable to related parties                       1,026,003         281,910
     Payment of notes payable to related parties                             (5,900)        (40,094)
     Payment on capital leases                                              (11,376)         (8,474)
     Proceeds from the sale of common stock                                      --          60,000
     Proceeds from convertible and other notes payable                    2,764,936       3,279,000
                                                                       ------------    ------------
                           Net cash provided by financing activities      3,271,199       3,563,903
                                                                       ------------    ------------

                           Net (decrease) increase in cash                 (766,737)       (136,348)

Cash, beginning of period                                                   771,533         137,048
                                                                       ------------    ------------
Cash, end of period                                                    $      4,796    $        700
                                                                       ============    ============
Supplemental disclosure of cash flow information:
         Cash paid for income taxes                                    $         --    $         --
                                                                       ============    ============
         Cash paid for interest                                        $    537,295    $     16,404
                                                                       ============    ============
     Non-cash financing activities:
         Common stock issued as payment for services                   $  1,173,290    $    245,077
                                                                       ============    ============
         Conversion of liabilities to common stock                     $    337,500    $    740,702
                                                                       ============    ============
         Equipment acquired through issuance of common stock           $    244,500    $         --
                                                                       ============    ============
         Equipment acquired through capital lease obligations          $         --    $     14,637
                                                                       ============    ============
         Common stock issued for financing expenses                    $    159,301    $         --
                                                                       ============    ============
         Warrants issued for convertibe debt                           $  4,016,360    $         --
                                                                       ============    ============

      See accompanying notes to condensed consolidated financial statements

                    AGU Entertainment Corp. and Subsidiaries
                 (Formerly Lexington Barron Technologies, Inc.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2005 (unaudited)

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

      One of AGU's wholly-owned subsidiaries, The Tube Music Network, Inc. ("The Tube"), airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. Another wholly-owned subsidiary, AGU Music, Inc. ("AGU Music"), formerly Pyramid Records International, Inc., is a production, marketing and distribution record company. The Tube and AGU Music were subsidiaries of PMC when it was acquired by AGU in April of 2004. In February of 2005, AGU formed two additional subsidiaries, AGU Studios, Inc. ("AGU Studios") and 3200 Oakland Park Boulevard, Inc., for the purpose of developing a media center for the film and entertainment business. AGU Studios was originally conceived as a comprehensive media entertainment center, which would offer film, television and music production facilities, sound stages for recording, and executive offices for AGU's operations and other entertainment industry organizations. However, the Company has entered into an agreement to sell its real property (see Note 6) due to continued liquidity problems and has abandoned the AGU Studios concept.

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

      The accompanying financial statements reflect the results of the operations of the Company and its subsidiaries for the nine months ended September 30, 2005 and the results of the Company for the nine months ended September 30, 2004.

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

2. INTANGIBLES

      Intangible assets at September 30, 2005 are as follows:

                                  Value at      Accumulated     Balance at
                                 acquisition   amortization  September 30, 2005
                                 ----------     ----------      ----------
        Distribution agreement
        (see note 3)             $  350,000     $ (174,800)     $  175,200
        Contract rights             472,000        (23,600)        448,400
        Other intangibles           651,035        (90,422)        560,613
                                 ----------     ----------      ----------
        Total intangibles        $1,473,035     $ (288,822)     $1,184,213
                                 ==========     ==========      ==========

      The distribution agreement is being amortized on a straight line basis over a period of three years. Contract rights, which were acquired in April 2005 for stock, are being amortized over a five year period beginning in July of 2005, which corresponds to the initial term of an agreement to air The Tube in certain markets. Other intangibles pertain to costs to develop network logos, graphic templates and on-air intersticials for The Tube. The estimated useful life of these assets is three years, and amortization of these assets commenced in the second quarter of 2005. Aggregate amortization expense over the next five years, assuming an estimated useful life of two years for the other intangibles, is expected to be as follows:

         For the year ending December 31:
         --------------------------------

         Remainder of 2005                                    $ 107,153
         2006                                                   428,212
         2007                                                   340,612
         2008                                                   166,737
         2009                                                    94,400
         2010                                                    47,200

3. NOTES PAYABLE

Convertible Notes

      Convertible Notes Payable consists of the following at September 30, 2005 and December 31, 2004:

                                                               2005            2004
                                                           ------------    ------------
First mortgage note secured by real property               $  6,750,000    $  7,000,000
Second mortgage note secured by real property                 3,000,000       3,000,000
Other convertible notes and subordinated debentures           3,994,236       1,475,000
                                                           ------------    ------------
                                                             13,744,236      11,475,000
Less: current portion                                        (8,154,236)     (7,150,000)
Less: Discount on convertible mortgage and notes payable     (3,297,555)     (3,470,822)
                                                           ------------    ------------
Notes payable, long term portion, net of discounts         $  2,292,445    $    854,178
                                                           ============    ============

      On December 22, 2004, the Company closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the "Lauderdale Property"). In connection with the purchase of the Lauderdale Property, the Company issued to the seller, on December 22, 2004, a convertible mortgage promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller's option into shares of the Company's common stock at a conversion price of $2.50 per share. A principal payment of $250,000 was due on June 20, 2005 and was paid on July 1, 2005. The remaining balance of the note matures on December 20, 2005. The terms of the convertible mortgage promissory note require quarterly prepayments of $145,000 into an escrow account for interest on the note and real estate taxes on the property. Additional quarterly prepayments of interest and real estate taxes in the amount of $145,000 were required to be put into escrow beginning March 20, 2005. The Company did not make the required prepayment on March 20, 2005. This amount was paid on behalf of the Company by the holder of the $3 million second mortgage note (the "Mitchell Note") on April 22, 2005, at which time the Company received a letter from the holder of the first mortgage note acknowledging the cure of the payment default. The quarterly payment due June 20, 2005 was paid on July 1, 2005. The remaining balance of the note matures on December 22, 2006. All of the Company's obligations to the holder of this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of the Company's rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property.

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

      The Company did not pay the $245,000 plus accrued interest and lender legal fees that was due on August 1, 2005, in accordance with the May 13, letter agreement, nor has it filed a registration statement to register the required securities. The holder of the Mitchell Note issued a default letter on August 2, 2005. On August 11, 2005, the Company entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005; (ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) the Company agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys' fees in the amount of $1,000 and any further costs of collection (the "September Payment"); (iv) the Company agreed to pay the holder, up to the September Payment, any monies it receives upon the consummation of the terms of a non-binding letter of intent relating to the sale of the Lauderdale Property;
(v) the lender agreed to extend the filing date and effective date of the registration statement to December 31, 2005 and March 31, 2006, respectively; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of the Company's common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder. The September Payment was made in September of 2005.

      During the first nine months of 2005, the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $715,000. These convertible promissory notes pay interest at 10% and are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. The Company issued a convertible promissory note to an accredited investor in the aggregate principal amount of $50,000, which pays interest at 4 1/2% and is due on the second anniversary issuance and is convertible into shares of the Company's common stock at the option of each holder at a conversion price of $2.00 per share. The Company issued a convertible promissory note to an accredited investor in the aggregate principal amount of $500,000, which pays interest at 4 1/2% and is due on January 1, 2007 and is convertible into shares of the Company's common stock at the option of each holder at a conversion price of $2.00 per share. The Company also issued an additional $700,000 of promissory notes on September 1, 2005 to a significant stockholder, which mature on various dates between September 10, 2005 and December 15, 2005. The Company also issued a 10% promissory note of $150,000 to an accredited investor on June 27, 2005, which is due on its second anniversary.

Related Party Notes

      On March 3, 2004, AGU Music entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") (of which a related party and a stockholder of the Company own a controlling interest), whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for AGU Music through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable ("the ARK 21 Notes") to certain principals of PMG. The Company has guaranteed the payment of the ARK 21 Notes, which have an annual interest rate of 8%, and were to have matured on May 1, 2007. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of September 30, 2005 is approximately $331,000. The terms of the ARK 21 Notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $345,806 ($331,000 plus accrued interest of $14,508) and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. In addition, upon the Company's closing of a capital raising of at least $250,000, the Company must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. The Company has not made any of the required payments under the settlement agreement and received a default letter on August 1, 2005 demanding immediate repayment of all amounts due under the ARK 21 Notes and related settlement agreement. The Company is in discussions with the note holders to remedy the default. The Company does not have the resources to satisfy this obligation.

      During the first nine months of 2005, the Company received loans in the aggregate amount of $977,803 from a stockholder of the Company who is a related party. The loans pay interest at 10% and are due on December 31, 2005. The Company also received loans from significant stockholders during the first nine months of 2005 in the aggregate amount of $79,100. These loans pay interest at 10% and are due on September 30, 2005 and December 31, 2005. During the third quarter of 2005, $5,900 of these loans was repaid. At September 30, 2005, $30,000 of these loans was outstanding.

4. STOCKHOLDERS' EQUITY

      During the first nine months of 2005, the Company issued 398,683 shares of common stock to third parties in exchange for services performed. These services were valued at $1,011,566 and this amount was charged to earnings during the period. The Company also issued 65,540 shares of common stock to employees and directors during the first nine months of 2005 and recorded compensation expense of $161,724. In addition, the Company issued 444,000 shares of common stock to its former chairman as an adjustment to the shares allocated to the original investors of the Company and 111,566 shares of common stock in connection with the terms of his termination agreement and recorded compensation expense of $263,300, 405,000 shares of common stock as a share price adjustment for certain investors, 97,800 shares of common stock in connection with the acquisition of property and equipment for $244,500 and 121,875 shares of common stock in settlement of a liability of $337,500. Also during this period, the Company issued 60,000 shares in connection with amending the terms of certain notes payable and 8,575 shares for payment of interest expense in lieu of cash. The Company also issued 500,000 shares of common stock to two co-founders of the Company as an adjustment to the shares allocated to the original investors of the Company.

      During the first nine months of 2005, the Company issued 2,395,000 detached common stock purchase warrants to acquire the Company's common stock in connection with the issuance of convertible promissory notes. The warrants have an exercise price between $2.00 and $3.00 per share and expire on the maturity dates of the respective convertible promissory notes with which they were issued. In addition, the Company issued 2,550,000 common stock purchase warrants at an exercise price of $3.00 per share and 3,575 common stock purchase warrants at an exercise price of $2.00 per share to a significant stockholder in consideration for converting a substantial portion of his holdings of Company promissory notes to common stock and for extending the maturity dates of some of the other promissory notes of the Company. The Company also issued 300,000 warrants at an exercise price of $1.50 per share to the holder of the Mitchell
Note in connection with advances made to the Company during the second quarter of 2005. The aggregate value of the warrants issued during the first nine months of 2005 was $4,016,042, and this amount was recorded as a discount on the Company's convertible debt with an offset to paid in capital. The discount is being amortized on a pro rata basis over the life of the respective convertible debt instruments. The unamortized balance of the discount for these notes as of September 30, 2005 was $1,170,654. No warrants were exercised during the first nine months of 2005 and 7,880,911 warrants were outstanding at September 30, 2005. The unamortized balance of the discount for all notes as of September 30, 2005 was $3,297,555.

5. LOSSES PER SHARE

      Basic income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three ending September 30, 2005 and 2004 because the effect of the additional shares which would be issued, assuming conversion of the convertible notes and common stock purchase warrants, are anti-dilutive for the aforementioned periods.

6. COMMITMENTS AND CONTINGENCIES

      On September 1, 2005, the Company entered into an agreement to sell the Lauderdale Property to a local real estate developer. The purchase price to be received for the Lauderdale Property is $15.0 million and is expected to be paid in cash. The purchaser had until November 1, 2005 to examine the Lauderdale Property, and if for any reason the purchaser was not satisfied with its investigation, then prior to November 1, 2005, the purchaser was required to notify the Company in writing that it was exercising its right to terminate the purchase agreement. Because the Company did not receive such a notice prior to November 1, the $1.5 million deposit placed into escrow by the purchaser upon executing the purchase agreement became non-refundable.

      Pursuant to the terms of the purchase agreement, the closing date is expected to be prior to December 31, 2005. If the transaction fails to close due to a default on the part of the purchaser, the deposit will be delivered by the escrow agent to the Company as liquidated damages, and if the transaction fails to close due to a default on the part of the Company, at the option of the purchaser, the Deposit will be returned to the purchaser. Any such return will not limit the purchaser's right to maintain an action for specific performance by the Company. The Company may be required to obtain stockholder approval for the sale of the Lauderdale Property.

      In connection with the purchase and sale agreement for the Lauderdale Property, the purchaser agreed to loan $2.5 million to the Company, to be advanced in three tranches upon the Company meeting certain conditions. The first two tranches, totaling $1.5 million, were received by the Company on October 21, 2005. The third tranche of $1.0 million was received by the Company on November 17, 2005.

      The loan will accrue interest at a rate per annum of 6.5% with interest due and payable monthly; provided however, in the event that no event of default exists, the interest will be deferred and paid upon the maturity of the Loan. The Loan will mature no later than a date that is earlier to occur of (i) the date of closing of the purchase and sale of the Lauderdale Property and (ii) December 23, 2005. In addition, the Loan will be secured by a third mortgage on the Lauderdale Property. The proceeds of the loan were used to pay down certain indebtedness and for working capital to continue the Company's business operations.

      The Company's Board of Directors and management determined that it was in the best interest of the Company's stockholders to abandon the AGU Studios concept and use the proceeds from the sale of the property to help alleviate the Company's liquidity crisis, retire currently maturing debt, and provide additional funds for working capital. The Company's Board of Directors and management believe that selling the Lauderdale Property and focusing on the Company's core businesses, the Tube Music Network Inc. and AGU Music, Inc. will attract additional investors to the Company. The Company is currently unable to predict the costs of relocating its continuing operations from the Lauderdale Property into a permanent replacement facility.

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

7. SEGMENT REPORTING

      The Company has three reportable operating segments: The Tube, AGU Music and AGU Studios. The Tube airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. When fully operational, the Company expects that The Tube will generate revenues by selling advertising time and through direct sales of music related to the content broadcasted on the network. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions. AGU Studios was originally conceived as a comprehensive media entertainment center, which will offer film, television and music production facilities, sound stages for recording, and executive offices for AGU's operations and other entertainment industry organizations. However, the Company's continued liquidity problem requires the Company to sell the Lauderdale Property and cease operations with respect to AGU Studios (see Note 6 for further information). Each segment is separately managed and is evaluated by the Company's chief operating decision makers for the purpose of allocating the Company's resources. The Company also has a corporate headquarters function, which does not meet the criteria of a reportable operating segment.

      The table below presents information about reportable segments for the three and nine months ending September 30, 2005 and 2004.

                                             Three Months                   Nine Months
                                      --------------------------    --------------------------
                                          2005          2004           2005           2004
                                      -----------    -----------    -----------    -----------
Revenues
        AGU Music                     $    76,670    $        --    $   252,751    $    15,000
        AGU Studios                        17,410             --         99,311             --
        The Tube                               --             --             --             --
                                      -----------    -----------    -----------    -----------
           Consolidated revenues      $    94,080    $        --    $   352,062    $    15,000
                                      ===========    ===========    ===========    ===========

Operating loss
        AGU Music                         (85,586)      (551,837)      (492,966)    (1,504,418)
        AGU Studios                       (37,373)            --        (63,000)            --
        The Tube                         (470,993)      (709,217)    (2,365,665)    (1,485,253)
                                      -----------    -----------    -----------    -----------
           Segment loss                  (593,952)    (1,261,054)    (2,921,631)    (2,989,671)
        Corporate                      (1,214,946)      (540,144)    (3,296,791)    (1,222,268)
                                      -----------    -----------    -----------    -----------
        Consolidated operating loss   $(1,808,898)   $(1,801,198)   $(6,218,422)   $(4,211,939)
                                      ===========    ===========    ===========    ===========

The table below reconciles the measurement of segment profit shown in the previous table to the Company's consolidated income before taxes:

                                             Three Months                   Nine Months
                                     ---------------------------   ---------------------------
                                         2005           2004           2005           2004
                                     ------------   ------------   ------------   ------------
Total segment loss                   $   (593,952)  $ (1,261,054)  $ (2,921,631)  $ (2,989,671)
Operating loss - corporate             (1,214,946)      (540,144)    (3,296,791)    (1,222,268)
Other income                                   --         10,760             --         10,760
Interest expense                       (2,344,779)       (54,752)    (5,441,703)       (99,905)
                                     ------------   ------------   ------------   ------------
Loss before income tax               $ (4,153,677)  $ (1,845,190)  $(11,660,125)  $ (4,301,084)
                                     ============   ============   ============   ============

8. RELATED PARTY TRANSACTIONS

      During the first nine months of 2005, the Company received loans in the aggregate amount of $977,803 from a stockholder of the Company who is a related party. The loans pay interest at 10% and are due December 31, 2005. The Company also received loans from significant stockholders during the first nine months of 2005 in the aggregate amount of $48,200. These loans pay interest at 10% and are due December 31, 2005. In addition to the ARK 21 Notes, as of September 30, 2005, the Company had outstanding loans payable to related parties in the aggregate amount of $114,400 that were due Nov. 1, 2004. The Company currently does not have the resources to pay these loans upon their maturity

      On May 5, 2005, the Company entered into a settlement agreement, effective April 15, 2005, with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $345,806 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. In addition, upon the Company's closing of a capital raising of at least $250,000, the Company must pay all the principal and interest due under the original notes for the period January through April 2005 in the amount of approximately $36,000. The Company has not made any of the required payments under the settlement agreement and received a default letter on August 1, 2005 demanding immediate payment of all amounts due under the Ark21 Notes and related settlement agreement.

      For the period from January 1, 2005 through September 30, 2005, the Company received various consulting services totaling approximately $193,000 from two stockholders. At September 30, 2005 approximately $124,000 was unpaid.

      Additionally, two officers of the Company agreed to defer a portion of their salary, payable under their employment agreements until such time as adequate capital has been raised by the Company. The amount deferred as of September 30, 2005 was approximately $193,000.

      Accounts payable to related parties at September 30, 2005 totaled approximately $339,000. Included in this amount was $6,700 in director's fees payable to a certain director and a $5,000 director's fee payable to a second director.

      During October and November 2005, the Company received various loans from two significant stockholders totaling $111,000. These loans were repaid during the same period from proceeds received in connection with the sale of the Lauderdale property.

9. GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $3.5 million and a stockholders deficiency of approximately $3.9 million at September 30, 2005, as well as a net loss of approximately $11.7 million for the nine months ending September 30, 2005 and de minimis cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company's television network, recorded music business and the sale of the Lauderdale Property.

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

10. SUBSEQUENT EVENTS

      In connection with the purchase and sale agreement for the Lauderdale Property (see Note 6), the purchaser agreed to loan $2.5 million to the Company, to be advanced in three tranches upon the Company meeting certain conditions. The first two tranches, totaling $1.5 million, was received by the Company on October 21, 2005. The third tranche of $1.0 million was received by the Company on November 17, 2005.

      On October 21, 2005, the Company issued a promissory note in the aggregate principal amount of $250,000 (the "Buntrock Note") to the holder of the first mortgage note secured by the Lauderdale Property, as consideration for past defaults by the Company under the first mortgage. The Company did not receive any additional cash proceeds in connection with the Buntrock Note. The Buntrock Note bears interest at the applicable Internal Revenue Service federal interest rate per annum, as adjusted from time to time, and matures on the earlier of (i) the date of closing of the purchase and sale of the Lauderdale Property or (ii) December 23, 2005. In the event of the continuation of any default in payment for a period of ten days after such payment is due, the holder of the Buntrock Note may declare the entire unpaid principal and interest immediately due and payable. In order to compensate the holder of the Buntrock Note for loss and expense occasioned by handling delinquent payments, the Company must pay, in addition to any interest, a service charge equal to 5% of the amount of any payment received by the holder ten days or more after the due date thereof. Upon the occurrence of any default under the Buntrock Note or any default under the loan documents related to the first mortgage on the Lauderdale Property, the Company must pay the holder, on demand, interest on all sums outstanding under the Buntrock Note at the lesser of (i) the maximum rate permitted by applicable law or (ii) 18% per annum.

      In addition, in connection with the Buntrock Note, the Company and the holder of the first mortgage note on the Lauderdale Property entered into an agreement pursuant to which the holder agreed to waive certain defaults under the first mortgage and the Company agreed to issue 175,000 shares of the Company's common stock to the holder and 125,000 shares the holder's legal counsel.

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

      AGU Music produces both studio albums and DVD concerts. It entered into several agreements for distribution and released three albums to the public in 2004. Our ability to produce new albums and DVD concerts in 2005 and beyond will be dependent on the amount of working capital available to us (see Liquidity and Capital Resources) for the required marketing, promotional and other operating expenses necessary to produce recorded music projects. We have not produced any new music projects in 2005, and do not expect to release any new projects until our liquidity situation improves. .

      In the third quarter of 2004, our board of directors decided to purchase and develop a facility that would serve as a comprehensive media entertainment recording and production facility that would encompass film, television and musical projects. On December 22, 2004, we closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the "Lauderdale Property"). Our business plan envisioned a facility that will consist of approximately 75,000 square feet of office space available for lease, as well as six sound stages, an audio production studio and a two and a half acre back lot for film projects. The Company's expectation was that revenue would be generated by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. A limited amount of production activity did take place on the Lauderdale Property in 2004 and in the first nine months of 2005, and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., a Florida Corporation, under which our studio development and production activities were to have taken place. However, due to the Company's continuing liquidity problems (see Liquidity and Capital Resources), we have decided to sell the Lauderdale Property, and use the proceeds, $2.5 million of which the Company received in October and November 2005 in the form of a bridge loan from the purchaser, to pay down maturing debt and for working capital as we continue as a going concern.

      Because of the start up nature of our business throughout most of 2004, our results of operations and cash flows in the third quarter of 2005 are not comparable to the same period of a year ago.

Liquidity and Capital Resources

      We do not have adequate cash to meet our current obligations as well as our short and long term objectives, and we do not have the capital resources necessary to implement our business plan. The growth and development of our business will require a significant amount of additional working capital. We currently have very limited financial resources and will need to raise additional capital in order to continue as a going concern. If we are unsuccessful in obtaining the additional capital necessary to fund our operations, we may be forced to downsize certain operations, restructure our current debt obligations on terms less favorable to us than the existing obligations or sell some of our assets. We may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by our creditors.

      Our financial condition and operating results, specifically a working capital deficit of approximately $3.5 million, a stockholders deficiency of approximately $3.9 million and de minimis cash on hand as of September 30, 2005, as well as a net loss of approximately $11.7 million for the nine months ending September 30, 2005 raise substantial doubt about our ability to continue to operate as a going concern.

      As a company that has recently emerged from the start-up phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history, the emerging nature of the market in which we compete and lack of sufficient capital to fund our operations and implement our business plan, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the national launch of The Tube and, potentially, new projects for AGU Music. Because of losses incurred by us through our most recent fiscal year end and our general financial condition, our independent registered public accounting firm inserted a going concern qualification in their audit report for the most recent fiscal year that raises substantial doubt about our ability to continue as a going concern.

      Since May 20, 2003, we have financed our operations through numerous debt and equity issuances. In addition to the convertible notes discussed below, we issued approximately $6,948,000 of convertible notes or debentures, approximately $3,379,000 of which plus accrued interest, were subsequently converted into 1,173,540 shares of common stock of the Company and $75,000 of which was repaid in 2004. Approximately $3,344,000 of the remaining convertible promissory notes mature between the fourth quarter of 2006 and the third quarter of 2007, and a $150,000 promissory note was to have matured on June 30, 2005. On August 2, 2005, we issued 5,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share in exchange for the holder of this note extending the maturity date of this note to October 1, 2005. While these convertible notes are convertible into shares of our common stock at a conversion price of $3.00 per share, there can be no assurances that these notes will be converted prior to their becoming due. We currently do not have the financial resources to repay these promissory notes without completing an additional financing, reducing expenses, selling assets or extending the maturities of this debt. If we are unsuccessful in obtaining the additional capital necessary to fund our operations and service our debt, we may be forced to downsize certain operations, restructure our current debt obligations, find a strategic partner, and or sell some of our assets. We may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by our creditors.

      As part of the purchase price of the Lauderdale Property, we issued to the seller on December 22, 2004 a convertible promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller's option into shares of our common stock at a conversion price of $2.50 per share. A principal payment of $250,000 was due on June 25, 2005 and was paid on July 1, 2005. The remaining balance of the note matures on December 22, 2005. All of our obligations to the seller under this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of our rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property. At the closing of the purchase of the Lauderdale Property, we made a prepayment into an escrow account of $150,000 for interest on the note and real estate taxes on the Lauderdale Property covering the quarterly period ending March 31, 2005. Additional quarterly prepayments of $145,000 are required to be put into escrow beginning March 22, 2005. We did not make the required prepayment on March 22, 2005. This amount was paid on behalf of the Company by one of our other creditors (see below) on April 22, 2005, at which time we received a letter from the holder of the first mortgage note acknowledging the cure of the payment default. The quarterly prepayment, which was due June 22, 2005 was paid by the Company on July 1, 2005, with the proceeds of a note issued on the same date by the Company to a related party.

      On September 1, 2005, we entered into an agreement to sell the Lauderdale Property to a local real estate developer. The purchase price to be received for the Lauderdale Property is $15.0 million and is expected to be received in cash. The purchaser had until November 1, 2005 to examine the Lauderdale Property, and if for any reason the purchaser was not satisfied with its investigation, then prior to November 1, 2005, the purchaser was required to notify us in writing that it was exercising its right to terminate the purchase agreement. Because we did not receive such a notice prior to November 1, the $1.5 million deposit placed into escrow by the purchaser upon executing the purchase agreement became non-refundable.

      Pursuant to the terms of the purchase agreement, the closing date is expected to be prior to December 31, 2005. If the transaction fails to close due to a default on the part of the purchaser, the deposit will be delivered by the escrow agent to us as liquidated damages, and if the transaction fails to close due to a default on our part, at the option of the purchaser, the deposit will be returned to the purchaser. Any such return will not limit the purchaser's right to maintain an action for specific performance by us. We may also be required to obtain stockholder approval for the sale of the Lauderdale Property.

      In connection with the purchase and sale agreement for the Lauderdale Property, the purchaser agreed to loan $2.5 million to us, which was advanced to us in three tranches during October and November of 2005. The loan will accrue interest at a rate per annum of 6.5% with interest due and payable monthly; provided however, in the event that no event of default exists, the interest will be deferred and paid upon the maturity of the Loan. The Loan will mature no later than a date that is earlier to occur of (i) the date of closing of the purchase and sale of the Lauderdale Property and (ii) December 23, 2005. In addition, the Loan will be secured by a third mortgage on the Lauderdale Property. The proceeds of the loan were used to pay down certain indebtedness and for working capital to continue our business operations.

      Our Board of Directors and management determined that it was in the best interest of our stockholders to abandon the AGU Studios concept and use the proceeds from the sale of the property to help alleviate our liquidity crisis, retire currently maturing debt, and provide additional funds for working capital. We believe that selling the Lauderdale Property and focusing on our core businesses, the Tube Music Network Inc., and AGU Music, Inc., will attract additional investors to the Company. We are currently unable to predict the costs of relocating our continuing operations from the Lauderdale Property into a permanent replacement facility.

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

      On March 3, 2004, our AGU Music subsidiary entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable to certain principals of PMG (the "ARK 21 Notes"). The Company has guaranteed the payment of the ARK 21 notes, which have an annual interest rate of 8% and mature on May 1, 2007. Allen Jacobi, the former President of AGU Music, is an owner and controlling stockholder of PMG. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of March 31, 2005 was approximately $331,000. The terms of these notes require monthly payments of principal and interest. We have not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, we entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $345,806 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by us. In addition, upon the our closing of a capital raising of at least $250,000, we must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. We also agreed to issue 500,000 restricted shares of the Company's common stock to the holders of the ARK 21 Notes. We have not made any of the required payments under the settlement agreement and received a default letter on August 1, 2005 demanding immediate repayment of all amounts due under the ARK 21 Notes and related settlement agreement. We currently do not have the financial resources to repay these notes without completing an additional financing, reducing expenses, selling assets or extending the maturity of the ARK 21 Notes. In addition, defaults under the ARK 21 Notes cause a default, pursuant to the cross default provision, under the first mortgage note of the Lauderdale Property. To date, the holder of the first mortgage has not issued a default notice relating to our default on the ARK21 Notes.

      Prior to the hurricane damage and evacuation of the Lauderdale Property, we had a monthly cash requirement of approximately $550,000, however, the need for temporary office space and dividing the operations into different locations will have an impact on our monthly costs. We are unable to predict the costs of relocating our continuing operations from the Lauderdale Property into a permanent replacement facility but believe our monthly costs will be reduced due to the sale of the Lauderdale Property. We will need to raise additional capital for the remainder of 2005 and 2006, for working capital, capital expenditures, business expansion, repayment of maturing debt and to continue as a going concern. We anticipate that we will need to between $10 to $15 million over the balance of 2005 and through 2006 to provide for these requirements. Management is evaluating several alternatives, including the sale of equity securities or issuance of additional debt, or finding a strategic partner. We cannot assure you that we will be successful in completing such an offering, in executing the business plan or achieving profitability. Notwithstanding the $2.5 million bridge loan we received from the sale of the Lauderdale Property, if we are not successful in raising additional capital and closing on the sale of the Lauderdale Property prior to December 31, 2005, our financial condition, business operations and ability to continue as a going concern will be adversely affected, and we may need to seek protection under the federal bankruptcy laws.

      Cash used in operations for the first nine months of 2005 was $3,750,000, which was primarily the result of our operating loss of $6,218,000, partially offset by increases to accounts payable and accrued expenses and the issuance of common stock in exchange for services. Cash used in operations in 2004 was $3,343,000. We expect to continue to generate negative cash flows from operations until such time as we can gain national distribution for, and generate significant advertising revenues from, The Tube. No assurances can be given as to when or if we will be able to develop profitable operations.

      Cash used in investing activities in the nine months of 2005 amounted to $288,000, as compared to $357,000 in 2004. The decrease was due to a $51,000 investment for certain intangible assets for The Tube in 2004, and severe liquidity restraints, which have limited our capital expenditures in 2005. Capital expenditures for the remainder of 2005 will depend largely upon our ability to raise additional capital; however, our business plan currently assumes approximately $1.0 million of capital expenditures over the next twelve months.

      We received cash from financing activities in the first nine months of 2005 in the amount of $3, 271,000, as compared to $3,564,000 in the same period of a year ago. The decrease was due to repayments of certain debt in 2005.

      We have experienced liquidity issues since our inception due primarily to our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes and common stock to fund our operations and repay our outstanding debt for the foreseeable future. At September 30, 2005, we had approximately $15.3 million of debt outstanding, approximately $8.2 million of which is due at various dates in 2005. We currently do not have the financial resources to repay any of these or any of the aforementioned obligations without completing the sale of the Lauderdale Property and obtaining additional financing. We also currently do not have funds available for working capital requirements beyond December 15, 2005.

      If we are unable to raise the necessary capital to meet our current and future obligations, we will need to consider other alternatives, which could include curtailing our business plan, selling some of our assets or finding a strategic partner. We may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by our creditors.

      The Company's financial condition and operating results, specifically a working capital deficiency of approximately $3.5 million and accumulated deficit of approximately $18.4 million at September 30, 2005, as well as a net loss of approximately $11.7 million for the nine months ending September 30, 2005 and de minimis cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company's television network, recorded music business and the sale of the Lauderdale Property

      Moreover, as a result of our liquidity issues, we have experienced delays in the repayment of certain promissory notes upon maturity. However, certain holders of our promissory notes have agreed to extend the due dates on their promissory notes. If in the future, the holders of our promissory notes demand repayment of principal and accrued interest instead of electing to extend the maturity dates on their notes and if we are unable to repay our debt when due because of our continued liquidity issues, we may be forced into an involuntary bankruptcy filing.

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

Results of Operations for the Three Months ended September 30, 2005 and 2004

      Revenues were $94,000 in the three months ended September 30, 2005 and $0 in the three months ended September 30, 2004. Approximately $77,000 of this amount was related to recorded music shipments by AGU Music and the remainder was generated by AGU Studios. AGU Music had gross profit of $69,000 and AGU Studios had gross profit of $17,000 during the period.

      Operating expenses were $1,896,000 and $1,801,000 in the three months ended September 30, 2005 and 2004, respectively, the majority of which was general and administrative expenses. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering, and complete the sale of the Lauderdale Property.

      Interest expense in the three months ended September 30, 2005 was $2,345,000, as compared to $55,000 in 2004, and includes $1,877,587 for the reduction of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense was the result of increased indebtedness in 2005.

      We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we increased our valuation allowance for the net deferred tax asset that existed at December 31, 2004 so that no net tax benefit was recorded in 2005.

      Our net loss for the quarter ended September 30, 2005 was $4,154,000, as compared to $1,845,000 in the prior year.

Results of Operations for the Nine Months ended September 30, 2005 and 2004

      Revenues were $352,000 for the nine months ended September 30, 2005 and $15,000 for the nine months ended September 30, 2004. Approximately $213,000 of this amount was related to recorded music shipments by AGU Music and the remainder was generated by AGU Studios. AGU Music had gross profit of $216,000 and AGU Studios had gross profit of $79,000 during the period.

      Operating expenses were $6,513,000 and $4,227,000 for the nine months ended September 30, 2005 and 2004 respectively, the majority of which was general and administrative expenses. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering and sale of the Lauderdale Property.

      Interest expense for the nine months ended September 30, 2005 was $5,442,000, as compared to $100,000 for the nine months ended September 30, 2004, and includes $4,245,000 for the reduction of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense is the result of increased indebtedness in 2005.

      We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we increased our valuation allowance for the net deferred tax asset that existed at December 31, 2004 so that no net tax benefit was recorded in 2005.

      Our net loss for the nine months ended September 30, 2005 was $11,660,000, as compared to $4,301,000 in the prior year.

      We anticipate entering into several additional affiliate agreements with digital broadcasters, which will allow The Tube to be seen in approximately 20 million homes in 2006. While we expect this market penetration to generate a substantial increase in marketing, promotion and other expenses at The Tube , we also expect that our revenues will ultimately increase sufficiently enough to cover these increases. Thus, we believe that our results of operations in fiscal 2004 and 2005 are not indicative of our projected results of operations in fiscal 2006 and beyond.

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

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

      On January 27, 2005, the Company was served with a summons with notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, referred to herein as the plaintiffs, which indicated that the plaintiffs commenced an action against the Company. The plaintiffs alleged, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to
Section 349 of the New York General Business Law. The dispute originated from an alleged agreement between the plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. The complaint indicated that the plaintiffs were seeking compensatory and punitive damages of no less than $1,812,500 for each of the six causes of action alleged. On June 20, 2005, the Company and the plaintiffs entered into a Confidential Settlement Agreement and Mutual Release (the "Agreement") wherein the parties agreed to resolve their differences without admitting or acknowledging the validity of the position taken by the other parties in the course of the litigation. Under the terms of the Agreement, the Company paid the plaintiffs $10,000 on June 28, 2005, and will pay $10,000 per month for eight consecutive months commencing 30 days from the date of the Agreement, as full and final settlement of the disputes. The complaint filed by the Plaintiffs has since been dismissed. To date the Company has paid $45,000.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the first nine months of 2005 the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $1,265,000. The $1,265,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price between $2.00 and $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 760,000 warrants to purchase the Company's common stock. The common stock purchase warrants have from two to five year terms and the exercise price between $2.00 and $3.00 per share. The common stock purchase warrants were valued at $2,016,360, and this amount was recorded as a discount to the convertible promissory notes. The unamortized balance of the discount for these notes as of September 30, 2005 was $1,226,324.

      During the first nine months of 2005, the Company issued 398,683 shares of common stock to third parties in exchange for services performed. These services were valued at $969,118 and this amount was charged to earnings during the period. The Company also issued 65,540 shares of common stock to employees and directors during the first nine months of 2005 and recorded compensation expense of $161,724. In addition, the Company issued 555,566 shares of common stock to its former chairman as an adjustment to the shares allocated to the original investors of the Company and in connection with the terms of his employment agreement, 405,000 shares of common stock as a share price adjustment for certain investors, 97,800 shares of common stock in connection with the acquisition of property and equipment and 121,875 shares of common stock in settlement of a liability. Also during this period, the Company issued 60,000 shares of common stock in connection with amending the terms of certain notes payable and 8,575 shares of common stock for payment of interest expense in lieu of cash.

      No underwriters or brokers were employed in the transactions. The securities will be deemed restricted securities for the purposes of the Securities Act.

      See the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 20, 2005, April 28, 2005, May 11, 2005, May 20, 2005, August 2, 2005 and September 8, 2005.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

      On August 4, 2005, we issued a convertible promissory note in the aggregate principal amount of $50,000 and warrants to purchase 16,667 shares of our restricted common stock to an accredited investor. The promissory note accrues interest on the principal balance at an annual rate of 10% and matures on August 4, 2007. At any time, the holder of the promissory note may convert the principal of the promissory note into shares of our common stock at the conversion price of $3.00 per share. The warrants have an exercise price of $3.00 per share and are exercisable until August 4, 2007. We maintain that the issuance of these securities is exempt under the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

      On August 25, 2005, we issued a convertible promissory note in the aggregate principal amount of $50,000 and warrants to purchase 21,667 shares of our restricted common stock to an accredited investor. The promissory note accrues interest on the principal balance at an annual rate of 4.5% and matures on August 25, 2007. The interest on the promissory note is compounded quarterly beginning November 25, 2005. At any time, the holder of the promissory note may convert the principal and interest of the promissory note into shares of our common stock at the conversion price of $2.00 per share. The warrants have an exercise price of $2.00 per share and are exercisable until February 25, 2007. The Company granted "piggy-back registration" rights for the shares of common stock underlying the promissory note and the warrant. We maintain that the issuance of these securities is exempt under the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated there under as a transaction by an issuer not involving a public offering.

      On November 1, 2005, the Company and Tarragon entered into a First Amendment to the Agreement for Purchase and Sale, dated as of November 1, 2005 (the "First Amendment"), pursuant to which the Company agreed to extend the investigation period from November 1, 2005 to November 15, 2005, during which period Tarragon was permitted to examine the Lauderdale Property.

      On December 2, 2005, the Company and Tarragon entered into a Second Amendment to the Agreement for Purchase and Sale, dated as of December 1, 2005 (the "Second Amendment"), pursuant to which the Company agreed to provide Tarragon with an option of extending the closing date of the transaction to December 31, 2005 from December 15, 2005. In order to exercise the option, Tarragon was required to forward to the Company, on or before December 2, 2005, an additional security deposit in an amount equal to $1,000,000 ("Extension Additional Deposit"). On December 2, 2005, Tarragon exercised the option to extend the closing date and paid the Extension Additional Deposit to the Company. The Extension Additional Deposit will be credited to Tarragon's obligation to pay the purchase price on the closing date and is fully non-refundable to Tarragon, except in the event that the Company defaults under the Agreement for Purchase and Sale or any permitted right of termination under the Agreement for Purchase and Sale in favor of Tarragon.

      In connection with the extension of the closing date, Tarragon agreed to provide the Company with a credit at closing to cover the Company's expenses for the Lauderdale Property during the extension period. In addition, Tarragon also agreed to comply with the Company's obligations under the Tri-Party Developer's Agreement, dated as of November 4, 2005, by and among the City of Lauderdale Lakes, the Company and Tarragon to demolish the building on the Lauderdale Lakes property no later than February 15, 2006.

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

      4.9 $500,000 Promissory Note, dated August 31, 2005, issued to Robert Alan Kast by AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed on September 8, 2005).

      4.10 $200,000 Promissory Note, dated August 31, 2005, issued to Daniel K. Kast and Lenore S. Kast by AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed on September 8, 2005).

      4.11 Warrant to subscribe for 100,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed on September 8,
            2005).

      4.12 Warrant to subscribe for 200,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed on September 8,
            2005).

      4.13 Warrant to subscribe for 100,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed on September 8,
            2005).

      4.14 Warrant to subscribe for 150,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed on September 8,
            2005).

      4.15 Warrant to subscribe for 200,000 shares of common stock of AGU Entertainment Corp. issued to Daniel K. Kast and Lenore S. Kast (incorporated herein by reference to the Registrant's Form 8-K filed on September 8, 2005).

      4.16 Warrant to subscribe for 21,667 shares of common stock of AGU Entertainment Corp. issued to Arnold Palmer.

      4.17 $50,000 Promissory Note issued by AGU Entertainment Corp. to Arnold Palmer.

      4.18 Warrant to subscribe for 16,667 shares of common stock of AGU Entertainment Corp. issued to Ron Moore.

      4.19  $50,000 Promissory Note issued by AGU Entertainment Corp. to Ron
            Moore.

      10.1 Loan Agreement dated July 25, 2005, David Levy, Les Garland, Victoria Levy, Marc Gelberg, Greg Catinella and John W. Poling (incorporated herein by reference to the Registrant's Form 8-K filed August 2, 2004).

      10.2 Letter Agreement, dated August 11, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of maturity date (incorporated by reference to the Registrants Form 10-QSB for the fiscal quarter ended June 30, 2005).

      10.3 Letter Agreement, dated August 11, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of due date for filing of registration statement (incorporated by reference to the Registrants Form 10-QSB for the fiscal quarter ended June 30, 2005).

      10.4 Agreement for Purchase and Sale, dated as of August 29, 2005, by and between AGU Entertainment Corp. and Tarragon South Development Corp. (includes the Side Letter) (incorporated herein by reference to the Registrant's Form 8-K filed on November 17, 2005).

      10.5 Consulting Agreement, dated as of August 31, 2005, by and between AGU Entertainment Corp. and DKK-RK Enterprises, Inc. (incorporated herein by reference to the Registrant's Form 8-K filed on September 8, 2005).

      10.6 Letter Agreement, dated September 2, 2005, by and between AGU Entertainment Corp., The Tube Music Network, Inc. and AGU Music Inc. and Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed on September 8, 2005).

      10.7 Amendment No. 3 to Agreement for Purchase and Sale, dated as of December 2, 2005, by and between Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A and AGU Entertainment Corp.

      10.8 First Amendment to Agreement for Purchase and Sale, dated as of November 1, 2005, by and between AGU Entertainment and Tarragon South Development Corp.

      10.9 Second Amendment to Agreement for Purchase and Sale, dated as of December 2, 2005, by and between AGU Entertainment and Tarragon South Development Corp.

      31.1 Certification of David C. Levy, Chief Executive Officer of the Company, dated December 9, 2005, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of John W. Poling, Chief Financial Officer of the Company, dated December 9, 2005, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of David C. Levy, Chief Executive Officer of the Company, and John W. Poling, Chief Financial Officer of the Company, dated December 9, 2005 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 9, 2005                           /s/ John W. Poling
                                                 -----------------------------
                                                 Name: John W. Poling
                                                 Title: Chief Financial Officer