Form 10KSB
period 2005-12-31
Tube Media Corp.
filed 2006-05-11
CIK 1168932

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 005-79752

                              The Tube Media Corp.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                   84-1557072
  ----------------------------------------          ----------------------------
      (State or other jurisdiction of               (IRS Employer Identification
       Incorporation or organization)

       1451 West Cypress Creek Road,
             Ft. Lauderdale, FL                                33309
  ----------------------------------------          ----------------------------
  (Address of principal executive offices)                   (Zip Code)

                                 (954) 714-8100
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:
Common stock, par value $0.0001 per share
-----------------------------------------
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company as (defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The Company's revenues for the year ended December 31, 2005 were $360,503.

As of March 31, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $54,208,040 based on the average of the high and low sales price as reported on the Over-The-Counter Bulletin Board.

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of May 5, 2006 was 27,292,841.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                              THE TUBE MEDIA CORP.
                       (Formerly AGU Entertainment Corp.)

                                   FORM 10-KSB

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.........................................................................4

   Item 1.   DESCRIPTION OF THE BUSINESS.......................................4
   Item 2.   DESCRIPTION OF PROPERTY..........................................19
   Item 3.   LEGAL PROCEEDINGS................................................19
   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............21

PART II.......................................................................21

   Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........21
   Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......28
   Item 7.   FINANCIAL STATEMENTS.............................................37
   Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................68
   Item 8A.  CONTROLS AND PROCEDURES..........................................68
   Item 8B.  OTHER INFORMATION................................................69

PART III......................................................................69

   Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................70
   Item 10.  SUMMARY COMPENSATION TABLE.......................................71
   Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..................................75
   Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................77
   Item 13.  EXHIBITS.........................................................79
   Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................88

                           FORWARD-LOOKING INFORMATION

         Cautionary Statement Pursuant to Safe Harbor Provisions of the
                Private Securities Litigation Reform Act of 1995

This report may include a number of "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's current views with respect to future events and financial performance and include statements regarding management's intent, belief or current expectations, which are based upon assumptions about future conditions that may prove to be inaccurate. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risk and uncertainties, and that as a result, actual results may differ materially from those contemplated by such forward-looking statements. Such risks include, among other things; the volatile and competitive markets in which we operate, our limited operating history, our limited financial resources, our ability to manage our growth and the lack of an established trading market for our securities. When considering forward-looking statements, readers are urged to carefully review and consider the various disclosures, including risk factors and their cautionary statements, made by us in this report and in our other reports filed with the Securities and Exchange Commission ("SEC").

Unless the context indicates otherwise, all references to "we," "our," "us" or the "Company" refer, on a consolidated basis, to The Tube Media Corp., a Delaware corporation.

PART I.

Item 1. DESCRIPTION OF THE BUSINESS

History and Background

We were initially incorporated as Lexington Barron Technologies, Inc. in the State of Colorado on August 23, 2000 for the purpose of addressing the specific needs of small businesses and start-up organizations by providing a broad range of consulting and advisory services ranging from market research and analysis to business plans and systems development to financial consulting. In early 2004, our former management determined that their business model was not progressing and that we should either merge with or acquire an operating company with an operating history and assets.

Effective April 1, 2004, we entered into a share exchange agreement with Pyramid Music Corp., a Florida corporation ("PMC"). Under the terms of the share exchange agreement, we acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of our common stock. On March 26, 2004, in anticipation of the completion of the share exchange, we changed our name to AGU Entertainment Corp. As of April 1, 2004, upon completion of the share exchange, the former shareholders of PMC owned, on a fully diluted basis, approximately 80% of the outstanding common stock of AGU Entertainment Corp., which resulted in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly-owned subsidiary of AGU Entertainment Corp., was deemed to be the acquirer for accounting purposes. In addition, as of April 1, 2004, AGU Entertainment Corp. had no identifiable assets and liabilities. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-KSB, including the consolidated financial statements and Management's Discussion and Analysis or Plan of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation ("The Tube") and Pyramid Records International, Inc., a Florida corporation ("PRI").

In July of 2004, we dissolved PMC, and as a result The Tube and PRI became direct, wholly-owned subsidiaries of AGU Entertainment Corp.(the "Company") On October 20, 2004, the Company's shareholders approved the reincorporation of the Company in the State of Delaware through a merger of the Company into a wholly-owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in the Company becoming a Delaware corporation, effective as of October 21, 2004, and did not result in any change in the Company's name, headquarters, business, jobs, management, location or any of the Company's offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities or net worth.

In February of 2005, we formed two new subsidiaries, AGU Studios, Inc. ("AGU Studios"), a Florida corporation, and 3200 Oakland Park Boulevard, Inc., a Florida corporation ("3200 Oakland Park"). Liquidity issues and the sale of the property located in Lauderdale Lakes, Florida, the operations of AGU Studios and 3200 Oakland Park have been discontinued. See "Item 2. Description of Property" for additional information regarding the sale of the property in Lauderdale Lakes, Florida.

In March 2005, we changed the name of PRI to AGU Music, Inc. ("AGU Music").

Recent Developments

On February 26, 2006, the Company changed its name to The Tube Media Corp. The name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of the Company into the Company. The Company was the surviving corporation and, in connection with the merger, the Company amended its Certificate of Incorporation to change its name pursuant to the Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware.

On March 6, 2006, The Tube entered into a charter affiliation agreement with Tribune Broadcasting Company ("Tribune"). The charter affiliation agreement provides that Tribune will have the exclusive right and obligation to transmit The Tube's music network via broadcast television from Tribune's existing and acquired stations in the designated markets specified in the charter affiliation agreement. Tribune, a division of Tribune Company, one of the country's leading broadcast television companies, operates, as of March 6, 2006, 26 television stations in 22 markets, including New York, Los Angeles, Chicago, Philadelphia, Boston and Miami. Tribune is well established in the industry with stations in nine of the country's top 10 markets, and 18 of the top 30.

The charter affiliation agreement provides the terms and conditions of broadcasting, as well as the obligations of each of the parties. Pursuant to the terms of the charter affiliation agreement, The Tube will pay a portion of its advertising revenue and a portion of the revenue that it receives from the sale of products on The Tube's music network to Tribune as compensation, and other compensation as described in the Tribune Letter Agreement (as defined below).

The charter affiliation agreement has an initial term that commences on the effective date of the charter affiliation agreement and expires on March 31, 2011. The initial term automatically renews for an additional four years if Tribune fails to notify The Tube of its desire to terminate the charter affiliation agreement at least six months prior to the scheduled expiration date. Tribune may terminate the charter affiliation agreement upon at least 45 days prior written notice to The Tube if The Tube's music network is being distributed to less than a specified percentage of television households or cable households. In connection with the charter affiliation agreement, the parties also entered into a letter agreement, dated March 6, 2006 (the "Tribune Letter Agreement"), pursuant to which the Company agreed to issue to Tribune (i) within 10 days after the execution of the charter affiliation agreement, a common stock purchase warrant to purchase shares of the Company's common stock, par value $0.0001 per share (the "common stock"), at an exercise price of $2.25 per share, and shares of common stock; (ii) upon Tribune's transmission of The Tube's music network to television stations in markets that represent 75% of all television households in the markets where Tribune owns and/or operates broadcast television stations, a common stock purchase warrant to purchase shares of common stock at an exercise price of $2.50 per share; and (iii) a specified number of shares of common stock for each 11,000,000 television households (or pro rata if less than 11,000,000) that first receive The Tube's music network as a result of a launch of The Tube's music network on a Tribune television station; provided, however, that television households that receive The Tube's music network in markets with less than 100,000 television households will not be included in the calculation of television households. The Company granted "piggyback" registration rights with respect to all of the securities to be issued under the Tribune Letter Agreement. Each common stock purchase warrant entitles its holder to purchase one share of common stock for either $2.25 or $2.50 per share, subject to adjustments for stock splits, reverse splits and stock dividends. In addition, if the Company issues or sells shares of common stock in certain subsequent issuances for a price per share that is less than the applicable exercise price of the common stock purchase warrant, the exercise price will be reduced. The exercise price of the common stock purchase warrants will also be adjusted if the Company issues, sells or grants options, warrants or other securities or rights to subscribe to or exercisable for common stock in an issuance not specifically exempt by the terms of the common stock purchase warrants. The common stock purchase warrants may be exercised at any time prior to the earlier of the tenth anniversary of the issuance of the common stock purchase warrant or the termination or expiration of the charter affiliation agreement.

Pursuant to the terms of the Tribune Letter Agreement, The Tube agreed that if, in relation to any third party that owns or operates broadcast television stations and distributes The Tube's music network, The Tube or the Company provide to such third party (i) a greater percentage of the advertising revenue or revenue that it receives from the sale of products on The Tube's music network than that provided to Tribune or (ii) equity securities at a ratio more favorable than that provided to Tribune for each 11,000,000 television households, The Tube will offer such greater percentage or more favorable ratio to Tribune. If the granting of such greater percentage or more favorable ratio requires such third party to perform any material obligation not being performed by Tribune, then Tribune must perform such material obligation in order to receive the greater percentage or more favorable ratio.

The Tribune Letter Agreement grants Tribune the right to attend all meetings of the board of directors and committees of the board of directors of the Company and The Tube, and to receive any information given to the members of the board of directors of the Company and The Tube. The Company also agreed not to issue any equity in The Tube (or securities convertible into or exchangeable for equity in the Tube) during the term of the charter affiliation agreement.

On March 22, 2006, The Tube also entered into a charter affiliation agreement with Sinclair Television Group, Inc. ("Sinclair"). The charter affiliation agreement provides that Sinclair will have the exclusive right and obligation to transmit The Tube's music network from Sinclair's existing and acquired stations in the designated markets specified in the charter affiliation agreement. As of March 22, 2006, Sinclair owns and operates programs or provides sales and services to 58 television stations in 36 markets, including Pittsburgh, St. Louis, Minneapolis, Tampa, Las Vegas, Baltimore, Nashville, Columbus, Cincinnati and Syracuse.

The  charter  affiliation   agreement  provides  the  terms  and  conditions  of
broadcasting, as well as the obligations of each of the parties.

Pursuant to the terms of the charter affiliation agreement, The Tube will pay a portion of its advertising revenue and a portion of the revenue that it receives from the sale of products on The Tube's music network to Sinclair as compensation, and other compensation as described in the Sinclair Letter Agreement (as defined below). The charter affiliation agreement has an initial term of five years that commences on the earlier of (i) the date on which The Tube's music network is initially transmitted by Sinclair's first station; or
(ii) March 31, 2006. Sinclair may renew the charter affiliation agreement for two successive terms of five years each upon written notice to The Tube no later than 120 days prior to the expiration of the initial term or the first renewal term, as applicable. Sinclair may terminate the charter affiliation agreement as of March 31, 2007 with no liability upon written notice to The Tube no later than December 31, 2006. If at least 60 days prior to the end of the fourth year of the initial term, The Tube notifies Sinclair that it does not intend to pay the compensation specified in the Sinclair Letter Agreement (as defined below), Sinclair may terminate the charter affiliation agreement upon at least 45 days prior written notice to The Tube.

In connection with the charter affiliation agreement, the parties also entered into a letter agreement, dated March 22, 2006 (the "Sinclair Letter Agreement"), pursuant to which the Company agreed to issue to Sinclair (i) within 20 days after execution of the affiliation agreement, a common stock purchase warrant to purchase shares of common stock at an exercise price of $2.25 per share and shares of common stock; (ii) upon Sinclair's transmission of The Tube's music network to television stations in markets that represent 50% of the designated markets where Sinclair owns and/or operates broadcast television stations, shares of common stock; and (iii) on or after April 1, 2007 and upon Sinclair's transmission of The Tube's music network to television stations in markets that represent 75% of the designated markets where Sinclair owns and/or operates broadcast television stations, a common stock purchase warrant to purchase shares of common stock at an exercise price of $2.50 per share and shares of common stock.

Each common stock purchase warrant entitles its holder to purchase one share of common stock for either $2.25 or $2.50 per share, subject to adjustments for stock splits, reverse splits, stock dividends, reorganizations, consolidations and mergers. The common stock purchase warrants may be exercised at any time prior to the earlier of the tenth anniversary of the issuance of the common stock purchase warrant.

Pursuant to the terms of the Sinclair Letter Agreement, The Tube agreed that the Company may issue shares of common stock (i) as payment for services when the aggregate amount of all such issuances does not exceed 10% of the total number of shares of common stock outstanding as of the date of such issuance and so long as each share is issued at fair market value; (ii) to other distributors of The Tube's music network when the aggregate amount of all such issuances does not exceed a specified number of shares of common stock; (iii) to satisfy existing obligations of the Company to issue equity, which obligations are specified in the Sinclair Letter Agreement; (iv) pursuant to the Company's 2004 Stock Option and Stock Incentive Plan or any other equity incentive plan approved by the Company's stockholders; provided, that the maximum number of shares issuable under such plans does not exceed 10% of the total number of shares of common stock outstanding as of the date such plan is approved by the Company's stockholders; and (v) in connection with a purchase, merger or consolidation where the Company is the surviving corporation or an acquisition of the assets of a third party by the Company.

The Sinclair Letter Agreement provides Sinclair with a seat on the board of directors of The Tube, which shall be composed of no less than three and no more than ten members.

On March 31, 2006, the Company entered into agreements with two individuals (the "Lenders") pursuant to which the Lenders agreed to loan an aggregate amount of $800,000 (the "Bridge Loan") to the Company. In connection with the Bridge Loan, the Company issued two promissory notes (the "Bridge Notes"), in the aggregate principal amount of $800,000, to the Lenders, both of whom are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan will accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes will be due on March 31, 2007. The payments due under the Bridge Notes will be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company will pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company will pay each Lender the total amount due under each Bridge Note. Upon the occurrence of an event of default under the Bridge Notes, (i) the entire unpaid balance of the principal and any interest on the Bridge Notes will bear interest at the rate of 12% per year; and (ii) the holders of the Bridge Notes may, without notice and at their option, accelerate the maturity of the Bridge Notes and cause the entire unpaid balance and any interest on the Bridge Notes to be immediately due and payable. An event of default under the Notes occurs upon (i) the Company's failure to timely pay any amount due under the Bridge Notes; (ii) the institution of any bankruptcy, reorganization, insolvency, liquidation or other proceeding for relief by or against the Company, and if instituted against the Company, the Company consents to any such proceeding or such proceeding is not dismissed within 90 calendar days; and (iii) any breach by the Company of the terms of the Bridge Notes that remains uncured for more than five days after receipt of written notice of such breach.

On April 21, 2006, the Company completed a private placement (the "Private Placement") of $2.45 million of securities to accredited investors (the "Investors"). In connection with the Private Placement, the Company and the Investors entered into a purchase agreement (the "Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement"), each of which is dated as of April 21, 2006. Pursuant to the terms of the Purchase Agreement, the Company sold 7% secured convertible notes in the aggregate principal amount of $2.45 million (the "7% Notes") and issued common stock purchase warrants to purchase an aggregate of 1,088,889 shares of the common stock at an exercise price of $2.25 per share (the "Warrants") to the Investors.

Pursuant to the terms of the 7% Notes, the Company is required to make equal monthly principal payments of $136,111 commencing on November 21, 2006 and continuing, on the first business day of each month, until the aggregate principal amount has been paid in full. Interest on the 7% Notes accrues quarterly and is payable on the last day of March, June, September and December of each year, commencing on September 30, 2006. At the option of the Company and subject to certain conditions, principal and interest payments due under the 7% Notes may be paid in cash or shares of common stock.

The 7% Notes are convertible in shares of common stock at a conversion price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations. In addition, if the Company issues or sells any shares of common stock for a price per share that is less than the applicable conversion price of the 7% Notes, the conversion price of the 7% Notes will be reduced. The conversion price of the 7% Notes will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the 7% Notes. The number of shares that may be acquired by any holder of the 7% Notes upon any conversion of the 7% Notes or issuance of shares of common stock as principal or interest payments shall be limited to the extent to insure that the total number of shares of common stock beneficially owned by any holder does not exceed 4.99% of the total number of issued and outstanding shares of common stock.

Upon the occurrence of an event of default, the 7% Notes will bear interest at the rate of 12% per annum and all unpaid principal and interest accrued under the 7% Notes shall become (1) immediately due and payable upon the election of the holder, with respect to the events in (i) through (iv) and (vi) through
(vii) below; and (2) automatically due and payable, with respect to the event in
(v) below. An event of default under the 7% Notes occurs upon (i) the Company's failure to timely pay principal due under the 7% Notes; (ii) the Company's failure to timely pay interest due under the 7% Notes and such failure continues for more than five days; (iii) the Company and its subsidiaries failure to make a required payment or payments of indebtedness of $500,000 or more in aggregate principal amount and such failure continues for more than 20 days; (iv) an acceleration of the stated maturity date of any indebtedness of the Company or its subsidiaries of $500,000 or more in aggregate principal amount, which acceleration is not rescinded within 20 days; (v) the Company's assignment for the benefit of creditors or admission in writing of its inability to pay its debts generally as they become due, or the voluntary or involuntary bankruptcy of the Company; (vi) the rendering of a final judgment that exceeds $500,000 in the aggregate against the Company or its subsidiaries, which is not discharged within 60 days; (vii) proof that any representation of material fact made in any of the transaction documents or furnished to the holder by the Company was false in any material respect; and (viii) the Company's failure to observe or perform in any material respect certain covenants in the transaction documents.

The 7% Notes are secured by shares of common stock pledged by David Levy, President of the Company, pursuant to the terms of a pledge and security agreement.

The Warrants may be exercised for common stock on or before April 21, 2011. The Warrants are exercisable for shares of common stock at an exercise price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations, or through a "cashless exercise" provision contained in the Warrants. In addition, if the Company issues or sells any shares of common stock for a price per share that is less than the applicable exercise price of the Warrants, the exercise price of the Warrants will be reduced. The exercise price of the Warrants will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the Warrants.

Under the Registration Rights Agreement, on or prior to the 60th calendar day after the closing of the Private Placement, the Company is obligated to file with the Securities and Exchange Commission (the "SEC") a registration statement covering the resale of the registrable securities, which includes (i) 150% of the shares of common stock issuable upon the conversion of the 7% Notes; (ii) 150% of the shares of common stock issuable as payment of interest on the 7% Notes; (iii) 150% of the shares of common stock issuable upon the exercise of the Warrants. The Company will use reasonable efforts to cause the registration statement to be declared effective by the SEC the earlier of (i) the 120th day following the closing of the Private Placement and (ii) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review. The Company is also obligated to use commercially reasonable efforts to keep such registration statement continuously effective until all registrable securities covered by such registration statement have been sold or may be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended. If (i) the registration statement is not filed by the required filing date; (ii) the registration statement is not declared effective by the SEC by the required effectiveness date; or (iii) after its effective date, the registration statement ceases for any reason to be effective or available to holders of all registrable securities for more than 20 consecutive trading days or an aggregate of 50 trading days (each, an "Event"), then (i) on the date of such Event, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement; and (ii) on each monthly anniversary of such an Event, until the Event is cured, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement. If the Company fails to pay any damages pursuant to an Event in full within ten days after its due date, the Company will pay interest thereon equal to 10% per annum. The maximum amount payable to any holder shall not exceed 12% of the aggregate subscription amount paid by such holder in the Private Placement.

The Company has used a portion of the proceeds from the Private Placement to repay the Bridge Loan obtained by the Company on March 31, 2006.

Our corporate headquarters are located at 1451 West Cypress Creek Road, Fort Lauderdale, Florida and our telephone number is (954) 714-8100.

Description of Business

Since the inception of our current business operations through the third quarter of 2004, we were a development stage company. We commenced significant operations by the end of 2004, and by the end of 2006, we expect to be operating and generating revenues in two lines of business: The Tube and AGU Music. The Tube airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions.

The Tube - Our business plan provides for The Tube to deliver free-to-the-consumer advertiser supported music video programming 24 hours per day, seven days a week. We anticipate penetration into approximately 23 million homes by the end of 2006. The Tube will be the only all-music multicast network on television and will not air any game shows, awards shows, reality shows or news shows. In addition to revenue generated from national advertising, it is intended that The Tube will also have a local component offering radio tie-ins, local marketing, promotions and local advertising. See "Risk Factors - Our failure to develop advertising revenues could adversely impact our business." In addition, our business plan also contemplates that The Tube will feature a direct e-commerce component that will enable the audience to purchase the music they see and hear immediately by telephone or online. All facets of The Tube, from programming, to advertising to marketing and promotion will remain true to its vision, which is to deliver pure music and entertainment content to an audience that we believe craves quality music.

The Tube is designed to appeal to the economically powerful 35 and over age group. In a departure from the way music has traditionally been presented on television, the goal of The Tube is to invigorate music enthusiasts with a bold fusion of music that crosses multiple formats and spans every decade since the introduction of The Beatles. We draw from music video archives from classic video artists such as U2, Duran Duran and the Eurhythmics and feature them alongside new tracks by heritage artists and rare concert clips from acts such as The Eagles, Aerosmith, Sting, Eric Clapton and The Rolling Stones. See "Risk Factors - We may not be able to purchase and/or license assets that are critical to our business."

Les Garland, who co-founded music television stations MTV, VH1 and The Box, serves as the chief executive officer of The Tube. Mr. Garland oversees programming content, distribution, branding, marketing, promotions, public relations and advertising, and also serves as our senior executive vice president and a member of our board of directors.

We anticipate that The Tube will be the first music network to be distributed using the digital, over-the-air signal of broadcast television stations. In the late 1990's, broadcasters throughout the country were granted portions of the airwaves at no cost with the understanding that they would provide free digital signals as part of the U.S. government's desire for high definition television. However, due to improvements in digital signal compression, the bandwidth required to broadcast digital television was substantially reduced, leaving broadcasters with excess bandwidth to use at their discretion. As a result, there are currently a number of media companies that have the ability to offer a digital quality picture over the air directly to consumers and indirectly through the cable and satellite operators' digital box using surplus bandwidth from local broadcasters. Our business plan assumes that The Tube will achieve its national distribution targets in three steps: (1) create a revenue opportunity for broadcasters that carry The Tube, (2) negotiate distribution agreements with major broadcast groups that own stations in multiple markets, and (3) facilitate "retransmission consent" agreements between broadcast groups and cable multiple systems operators, which will carry The Tube as a digital channel on these cable systems.

In April 2005, AGU Music entered into a charter affiliate affiliation agreement with Raycom Media, Inc. ("Raycom"). The charter affiliation agreement provides that Raycom will broadcast The Tube via a new broadcasting concept referred to as "multicasting," which enables consumers in Raycom markets to receive The Tube with digital cable service or with television sets that are enabled with digital tuners. Raycom owns and operates 39 television stations in 20 states. In March of 2006, the Company entered similar charter affiliate affiliation agreements with Tribune and Sinclair pursuant to which Raycom, Tribune and Sinclair will transmit The Tube in 71 of the top 100 television markets in which their affiliates own and/or operate television stations.

In April 2005, The Tube entered into a technical services agreement, dated as of December 1, 2004 with Skyport Services, Inc. ("Skyport"), a subsidiary of Equity Broadcasting Corporation. Equity Broadcasting Corporation is a stockholder of the Company and has provided contract services to the Company since January 1, 2004. The technical services agreement provided that Skyport would broadcast The Tube and provide The Tube with origination services, transmission and compression services, post-production services, and satellite reception authorization services. The technical services agreement was terminated on November 30, 2005.

In August 2005, The Tube entered into a second technical services agreement with Crawford Communications, Inc. ("Crawford"), replacing the Skyport services agreement, which also provides origination services, library/storage services, uplink services, satellite space, security, monitoring services, performance, and operational support services with respect to The Tube's program material, twenty-four (24) hours per day, seven (7) days per week during the Term. The Crawford agreement is a three year agreement.

We expect to launch The Tube beginning in the second quarter of 2006, with a much broader launch in the third quarter of 2006, with a national media campaign utilizing marketing, promotions and public relations to reach every relevant audience for the network. The campaign will be designed to heighten awareness of the network, stimulate demand for it across the country and cultivate its image as the only network that delivers quality music and entertainment content. There can be no assurances that we will be able to launch The Tube or reach the distribution targets anticipated in our business plan. See "Risk Factors - We may be unable to implement our business and growth strategy" and "We intend to launch new products in a volatile market and we may be unsuccessful."

AGU Music - AGU Music executes the marketing, promotion and distribution of high quality music recordings through distribution agreements with ARK 21 Records, L.P., an affiliate of Universal Music Group, and Sony BMG, via its affiliate Sanctuary Music. We pursue a mixture of marquee and classic recording artists with a history of success as well as fresh innovative talent. See "Risk Factors
- We may not be able to maintain our client relationships that we have developed."

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

Trademarks

We have twelve applications pending with the United States Patent and Trademark Office, including multiple applications for each of the following: THE TUBE
(logo); THE TUBE MUSIC NETWORK (words and logo); ONLY MUSIC ALL MUSIC; THINK OF IT AS MUSIC ONLY WITH MUSIC; and SEE IT HEAR IT BUY IT.

On October 13, 2004, The Tube received notification from a television channel featuring music related programming that the circle logo used by The Tube is "confusingly similar" to the circle logo used by that television channel, supporting claims of trademark infringement and unfair competition. On November 3, 2004, we responded to the October 13 letter stating that we do not believe the logos are confusingly similar or that any trademark infringement has occurred. We intend to vigorously defend any challenge to our use of our logo. We have not received a response to our November 3, 2004 letter.

Competition

The Tube and AGU Music operate in industries that are highly competitive, with many national and international firms competing in the areas served by us. Many of these competitor firms are well established in these markets and many have greater financial resources and managerial capabilities than us. We expect to encounter substantial competition in our efforts to grow our business. See "Risk Factors - We may encounter intense competition from substantially larger and better financed companies."

Employees

As of December 31, 2005, we had 23 full time employees.

Available Information

We currently do not have any of our SEC filings available on our website, as it is currently under construction. Our website address is www.tubemediacorp.com. By June 30, 2006, we expect to make available free of charge through the investor relations section of our website, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The information on our website will not be and should not be considered part of this document and is not incorporated into this document by reference. The website is only intended to be an active textual reference. This information is currently available through the website of the SEC, www.sec.gov, and can also be obtained by directly contacting the Company's corporate headquarters.

Risk Factors

Investing in our securities involves risk. You should carefully consider all of the information contained in or incorporated by reference into this report and, in particular, the risks described below before investing in our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed and you may lose part or all of your investment.

Risks Inherent to this Company:

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our Independent Registered Public Accounting Firm for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern.

We had a net loss of approximately $14.2 million for the fiscal year ended December 31, 2005 and a working capital deficiency of approximately $4.3 million as of December 31, 2005. These matters raise substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management's ability to develop profitable operations and resolve our liquidity problems. We anticipate that we will attain profitable status and improve our liquidity through the continued development of our television network and recorded music business. If we are not able to continue as a going concern, we may cease to operate and our investors will lose some or all of their investment.

We have a limited operating history and we anticipate that we will have operating losses in the foreseeable future.

As a company that has recently emerged from the development stage, we have no existing income and very limited operating history from which to evaluate our business prospects. We cannot assure you that we will ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of our limited operating history and the emerging nature of the market in which we will compete, we anticipate that we will have operating losses until such time as we can develop a substantial and stable revenue base.

We will need additional capital which may not be available on commercially acceptable terms, if at all.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $350,000, exclusive of capital expenditures. We will need to raise substantial additional capital to continue the national launch of The Tube beyond the third quarter of 2006 and provide substantial working capital for the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we begin to generate revenues sufficient to fund ongoing operations. We believe that in the aggregate, we will need as much as approximately $15 million to $20 million to complete the launch of The Tube, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems  for  managing  the  business,  and cover  other  operating  costs until advertising and e-commerce revenues begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. In addition, as of December 31, 2005 we had $3.1 million of principal debt outstanding that will become due at various dates during 2006. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern. If we are unable to repay our debt when due, we may be forced to refinance the debt on terms less favorable to us, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future. At December 31, 2005, we had $5.9 million of debt outstanding, including $4.5 million of promissory notes and convertible notes outstanding. If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

Moreover, as a result of our liquidity issues, we have experienced delays in the repayment of promissory notes upon maturity and the payment of trade receivables to vendors and others when due. As a result of our delayed payments to vendors and others, two of our vendors initiated litigation against us and we are engaged in a dispute regarding interest charges on a warehouse lease. Our failure to pay vendors and others may continue to result in litigation, as well as interest and late charges, which will increase our cost of operations. If in the future, holders of promissory notes demand repayment of principal and accrued interest instead of electing to convert to common stock and we are unable to repay our debt when due or resolve issues with existing promissory note holders, we may be forced to refinance these notes on terms less favorable to us than the existing notes, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

Our business revenue generation model is unproven and could fail.

Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations. Our ability to generate revenues depends, among other things, on our ability to launch our television network and sign recording artists. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

Our success is dependent upon our senior management team and our ability to hire and retain qualified employees.

We believe that our success is substantially dependent upon: (1) our ability to retain and motivate our senior management team and other key employees; and (2) our ability to identify, attract, hire, train, retain and motivate other qualified personnel. The development of our business and operations is dependent upon the efforts and talents of our executive officers, whose extensive experience and contacts within the industries in which we wish to compete are a critical component of our business strategy. We cannot assure you that we will be successful in retaining the services of any of the members of our senior management team or other key personnel, or in hiring qualified technical, managerial, marketing and administrative personnel. We do not have "key person" life insurance policies on any of our key personnel, so in the event of a tragic incident we would find ourselves in a very precarious position without the financial ability or management skill to overcome it. If we do not succeed in retaining our employees and in attracting new employees, our business could suffer significantly.

We may be unable to implement our business and growth strategy.

Our growth strategy and ability to generate revenues and profits is dependent upon our ability to: (1) develop and provide new services and products; (2) establish and maintain sales and distribution channels, including the launch of our television network; (3) develop new business opportunities; (4) maintain our existing clients and develop the organization and systems to support these clients; (5) establish financial and management systems; (6) attract, retain and hire highly skilled management and consultants; (7) obtain adequate financing on acceptable terms to fund our growth strategy; (8) develop and expand our client and customer bases; and (9) negotiate agreements on terms that will permit us to generate adequate profit margins. Our failure with respect to any or all of these factors could impair our ability to successfully implement our growth strategy, which could have a material adverse effect on our results of operations and financial condition.

We intend to launch new products in a volatile market and we may be unsuccessful.

We intend to launch new products, which include a television network featuring classic rock music and video focused on the 35 and over market and the national distribution of CDs and DVDs. The consumer retail market and the television industry are volatile marketplaces and we may not be able to successfully penetrate and develop either sector. We cannot assure you that we will be able to maintain the airwave space necessary to carry and successfully launch a new television network. We will be successful only if consumers establish a loyalty to our network and purchase the products advertised on the network, including those products offered by our subsidiary, AGU Music. We will have no control over consumer reaction to our network or product offerings. If we are not successful in building a strong and loyal consumer following, we may not be able to generate sufficient sales to achieve profitability.

We do not have the ability to control the volatility of sales.

Our business is dependent on selling our products in a volatile consumer-oriented marketplace. The retail consumer industry, by its nature, is very volatile and sensitive to numerous economic factors, including competition, market conditions and general economic conditions. None of these conditions are within our control. There can be no assurance that we will have stable or growing sales of our record company products and advertising space on our television network, and maintain profitability in the volatile consumer marketplace.

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

We enter into charter affiliation agreements with companies that will broadcast The Tube. If we do not maintain good working relationships with these companies, or perform as required under these agreements, it could adversely affect our business.

The charter affiliation agreements establish complex relationships between these companies and us. We intend to spend a significant amount of time and effort to maintain our relationships with these companies and address the issues that from time to time may arise from these complex relationships. These companies could decide not to renew their agreements at the end of their respective terms. Additionally, if we do not perform as required under these agreements or if we breach these agreements, these companies could seek to terminate their agreements prior to the end of their respective terms or seek damages from us. Loss of these existing charter affiliation agreements, would adversely affect our ability to launch The Tube as well as our ability to implement our business plan.

Additionally, the companies that we have charter affiliation agreements are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses and limit concentrations of broadcasting control inconsistent with the public interest. If these companies do not maintain their radio and television broadcasting licenses, our business could be substantially harmed.

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

AGU Music's clients are, and will be, comprised primarily of artists and celebrities. This clientele is fragmented and requires a great deal of servicing to maintain strong relationships. Our ability to maintain client loyalty will be dependent upon our ability to successfully market and distribute their products. We cannot assure you that we will be successful in maintaining relationships with our artists. Our inability to maintain these relationships could have a material adverse effect on our business, results of operations and financial condition.

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

If we are successful in developing our business plan, the anticipated future growth of the business could place a significant strain on our managerial, operational and financial resources. We cannot assure you that management would effectively manage significant growth in our business. If we are successful in executing our business plan and achieve our anticipated growth, such success will place significant demands on our management, as well as on our administrative, operational and financial resources. For us to manage our growth and satisfy the greater financial, disclosure and internal control requirements that arise with exiting the development stage and becoming fully operational, we must:

      o upgrade our operational, financial, accounting and management information systems, which would include the purchase of new accounting and human resources software;
      o identify and hire an adequate number of operating, accounting and administrative personnel and other qualified employees;
      o     manage new employees and integrate them into our culture;
      o     incorporate  effectively  the components of any businesses or assets that we may acquire in our effort to achieve or support growth;
      o     closely  monitor the actions of our music company  distributors  and broadcast entities which air The Tube and manage the contractual relationships we have with them; and
      o develop and improve financial and disclosure processes to satisfy the reporting requirements of the SEC, including Section 404 of the Sarbanes-Oxley Act of 2002, and the National Association of Securities Dealers, Inc.

The failure to adequately manage any growth would adversely affect our business operations and financial results.

We may be unable to adequately react to market changes.

Our success is partially dependent upon our ability to develop our market and change our business model as may be necessary to react to changing market conditions. Our ability to modify or change our business model to fit the needs of a changing market place is critical to our success, and our inability to do so could have a material adverse effect on our business, liquidity and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

Pursuant  to  Section  404 of the  Sarbanes-Oxley  Act of 2002,  referred  to as
Section 404, we will be required, beginning in our fiscal year 2007, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We are in the process of preparing an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed our effectiveness evaluation. As a result, we cannot guarantee that we will not have any material weaknesses reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, and cause potential stockholders and clients to lose confidence in our financial reporting, which could harm our business and the value of our common stock.

Copyright laws may negatively affect the value of certain of our assets.

Under existing United States copyright law, sound recordings may be protected. United States copyright law, however, also gives individual authors the inalienable right to recapture the rights to their copyrighted material by terminating any transfer of interest in their copyright. For example, for transfers given on or after January 1, 1978, the author may terminate the transfer after 35 years, or perhaps earlier if the performer has shorter reversion provisions within their agreements. A more complex timeline applies to termination of transfers conveyed on or before December 31, 1977. Strict rules of notice (i.e., a notice of intent to terminate given from the author to the publisher) must be followed by the author to validate the termination. As a result, certain of our assets may be lost if challenged by authors seeking to recapture their copyrighted material, thereby potentially negatively affecting our results of operations and financial condition and our future prospects.

See "Legal Proceedings" for further discussion of this and other disputes.

There are potential conflicts of interests and agreements that are not subject to arm's length negotiations.

Since our inception, several of our stockholders have provided bridge financing for start-up costs and working capital. During the fiscal year ended December 31, 2005, these stockholders advanced a total of $1,459,828, of which $679,025 of these bridge loans were repaid from the proceeds of other debt offerings and $ 780,803 remains outstanding as of December 31, 2005. Additionally, several of our stockholders are affiliated with entities that may receive consulting fees and other compensation related to the performance of services for us. See "Certain Relationships and Related Transactions" and "Legal Proceedings" for further discussion of these transactions.

Risks Related to Investment in Our Securities

There is not presently an active market for shares of our common stock, and therefore, you may be unable to sell any shares of common stock in the event that you need a source of liquidity.

Although our common stock is quoted on the Over-The-Counter Bulletin Board, the trading market in our common stock has substantially less liquidity than the trading in stock on other markets or stock of other companies quoted on the Over-The-Counter Bulletin Board. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market does not develop, you may be unable to sell your shares of common stock at or above the price you paid for them or at any price.

The issuance of shares of common stock upon the conversion of our convertible securities and exercise of the outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

As of December 31, 2005, we had outstanding warrants to purchase 8,370,911 shares of our common stock, and promissory notes and other convertible securities convertible into 3,298,334 shares of our common stock, excluding issuances that occurred subsequent to year end. The issuance of shares of common stock upon the exercise of warrants and/or conversion of convertible debt may result in substantial dilution to the interests of other stockholders since the holders of such convertible securities may ultimately sell the full amount issuable upon any exercises or conversions.

On April 21, 2006, we completed a private placement of $2.45 million of securities to accredited investors. In connection with this private placement, we sold 7% secured convertible notes in the aggregate principal amount of $2.45 million, referred to as the 7% Notes, which are convertible into shares of common stock at a conversion price of $2.25 per share, and issued warrants to purchase an aggregate of 1,088,889 shares of the common stock at an exercise price of $2.25 per share, referred to as the warrants. At our option and subject to certain conditions, principal and interest payments due under the 7% Notes may be paid in cash or shares of common stock. In addition, if we issue or sell any shares of common stock for a price per share that is less than the applicable conversion price of the 7% Notes, the conversion price of the 7% Notes will be reduced. The conversion price of the 7% Notes will also be adjusted if we issue, sell or grant any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the 7% Notes. The number of shares that may be acquired by any holder of the 7% Notes upon any conversion of the 7% Notes or issuance of shares of common stock as principal or interest payments shall be limited to the extent to insure that the total number of shares of common stock beneficially owned by any holder does not exceed 4.99% of the total number of issued and outstanding shares of common stock.

The warrants may be exercised for common stock on or before April 21, 2011. The Warrants are exercisable for shares of common stock at an exercise price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations, or through a "cashless exercise" provision contained in the warrants. In addition, if we issue or sell any shares of common stock for a price per share that is less than the applicable exercise price of the warrants, the exercise price of the warrants will be reduced. The exercise price of the warrants will also be adjusted if we issue, sell or grant any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the warrants.

We also entered a registration rights agreement, that requires, on or prior to the 60th calendar day after the closing of the private placement, that we file with the Securities and Exchange Commission a registration statement covering the resale of the registrable securities issued on April 21, 2005.

In connection with the charter affiliation agreement with Tribune, we entered into a letter agreement, dated March 6, 2006, pursuant to which we agreed to issue to Tribune (i) within 10 days after the execution of the charter affiliation agreement, a warrant to purchase shares of our common stock, at an exercise price of $2.25 per share, and shares of common stock; (ii) upon Tribune's transmission of The Tube's music network to television stations in markets that represent 75% of all television households in the markets where Tribune owns and/or operates broadcast television stations, a warrant to purchase shares of common stock at an exercise price of $2.50 per share; and
(iii) a specified number of shares of common stock for each 11,000,000 television households (or pro rata if less than 11,000,000) that first receive The Tube's music network as a result of a launch of The Tube's music network on a Tribune television station. We also granted Tribune "piggyback" registration rights with respect to all of the securities to be issued under the letter agreement.

In connection with the charter affiliation agreement with Sinclair, we also entered into a letter agreement, dated March 22, 2006, pursuant to which we agreed to issue to Sinclair (i) within 20 days after the execution of the affiliation agreement, a warrant to purchase shares of the common stock, at an exercise price of $2.25 per share, and shares of common stock; (ii) upon Sinclair's transmission of The Tube's music network to television stations in markets that represent 50% of the designated markets where Sinclair owns and/or operates broadcast television stations, shares of common stock; and (iii) on or after April 1, 2007 and upon Sinclair's transmission of The Tube's music network to television stations in markets that represent 75% of the designated markets where Sinclair owns and/or operates broadcast television stations, a warrant to purchase shares of our common stock at an exercise price of $2.50 per share and shares of our common stock.

Existing stockholders may suffer substantial dilution with future issuances of our common stock.

We anticipate issuing a substantial amount of common stock within the next several years, either in connection with our equity incentive plan for directors, officers, key employees and consultants, or in private or public offerings to meet our working capital requirements. Any grants or sales of additional shares of our common stock will have a dilutive effect on the existing stockholders, which could adversely affect the value of our common stock. In addition, we have $2.57 million of outstanding indebtedness that is convertible into shares of our common stock at the sole option of the holder, as well as warrants to purchase 8,370,911 shares of our common stock that were outstanding as of December 31, 2005, exclusive of securities issued subsequent to year end. Pursuant to its note issued in December 2004, Mitchell Entertainment Company has the right and option until the maturity date to purchase shares of common stock upon the terms and conditions set forth in the note with an aggregate purchase price equal to the principal amount prepaid. Since January 1, 2006, we issued approximately $2.96 million of indebtedness that is convertible into shares of our common stock at the sole option of the holder, as well as warrants to purchase 2,622,889 shares of common stock. A portion of this indebtedness and certain of these warrants offer certain anti-dilution protections to the holders.

Our management, through its significant ownership of our common stock, has substantial control over our operations.

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

Delaware law and our amended and restated certificate of incorporation contain provisions that could delay or prevent a change in control of our company. Some of these provisions include the following:

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

These and other provisions in our amended and restated certificate of incorporation and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

We adopted provisions in our amended and restated certificate of incorporation limiting the liability of management to stockholders.

We have adopted provisions, and will maintain provisions, to our amended and restated certificate of incorporation that limit the liability of our directors, and provide for indemnification by us of our directors and officers to the fullest extent permitted by Delaware law. Our amended and restated certificate of incorporation and Delaware law provide that directors have no personal liability to corporations or their stockholders for monetary damages for actions taken as a director, except for breach of duty of loyalty, acts or omissions not in good faith involving intentional misconduct or knowing violation of law, unlawful payment of dividends or unlawful stock repurchases, or transactions from which the director derived improper personal benefit. Such provisions limit the stockholders' ability to hold directors liable for breaches of fiduciary duty and reduce the likelihood of derivative litigation against directors and officers.

We are subject to the penny stock rules, which may adversely affect trading in our common stock.

Currently our common stock is a "low-priced" security under the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with "low-priced" securities from being established with respect to our securities.

Item 2. DESCRIPTION OF PROPERTY

         We lease approximately 700 square feet of space at 1451 West Cypress Creek Road, Fort Lauderdale, Florida, the location of our principal executive offices. The current term of the lease is scheduled to expire on May 31, 2005. We have a monthly rent expense of approximately $5,000. We believe that this space is adequate for our immediate needs.

         We also lease approximately 750 square feet of space at 2040 Sherman Street, Hollywood, Florida, the location of The Tube's principal operations center. The current term of the lease is month to month. We have a monthly rent expense of approximately $4,300. We believe that this space is adequate for our immediate needs, while we look for a longer term location for The Tube operations.

         We entered into a lease to rent an approximate 2,600 square foot warehouse facility located in North Miami, Florida on November 1, 2003. The term of the lease is from November 1, 2003 to October 31, 2006. Currently, the monthly rent expense is approximately $1,419. In July 2005, we stopped payment on this lease. We are in dispute with the landlord as to the amount we owe under the lease.

         On December 22, 2004, we purchased a 162,000 square foot building situated on approximately 23 acres of land in Lauderdale Lakes, Florida (the "Lauderdale Property"), which formerly comprised our sole principal property. On December 28, 2005, we sold the Lauderdale Property and any damage sustained by the building during the hurricane was covered by property insurance.

Item 3. LEGAL PROCEEDINGS

         On January 27, 2005, the Company was served with a summons with notice (the "Summons") by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC (the "Plaintiffs"), which indicates that the Plaintiffs commenced an action against the Company in the state court located in New York City, New York. The Plaintiffs alleged, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to Section 349 of the New York General Business Law. This dispute stems from an alleged agreement between the Plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. Although the Plaintiffs, through the Summons, were seeking compensatory and punitive damages of no less than approximately $1.8 million, the Plaintiffs did not filed an actual Complaint to state their actual legal case against the Company. Although the Company expressly denies any allegation of wrongdoing on its part, a settlement agreement was reached between the Company and the Plaintiffs on December 12, 2005 in the amount of $73,808.94, which was paid in full.

            On May 5, 2005, the Company entered into a settlement and mutual release agreement, effective as of April 15, 2005 (the "Initial Settlement Agreement"), with Ned Siegel, Neil Strum and Strum Brothers Investment, LLC (the "Settlement Parties"). The Company guaranteed the repayment of the notes AGU Music assumed on March 3, 2004 to repay $350,000 to Ned Siegel and Neil Strum (the "Notes") in connection with the assumption of a distribution agreement. Pursuant to the Initial Settlement Agreement, the Notes were cancelled and replaced with new notes having a principal beginning balance of $345,806 (the "New Notes"). The Company did not make any of the required payments under the New Notes and/or Initial Settlement Agreement.

            On February 1, 2006, the Company entered into a settlement and mutual release agreement, effective January 16, 2006 (the "Final Settlement Agreement"), with the Settlement Parties. Pursuant to the terms of the Final Settlement Agreement, the Company (i) was required to pay the Settlement Parties the sum of $175,000 upon the execution of the Final Settlement Agreement and
(ii) was required to pay the Settlement Parties the sum of $125,000 on a date no later than February 15, 2006. On February 15, 2006, the Company made all of the required payments under the Final Settlement Agreement. In connection with the Final Settlement Agreement, the Settlement Parties agreed to dismiss, with prejudice, the litigation they filed against the Company on September 1, 2005 in the Superior Court of the State of California for the County of Los Angeles in connection with (i) the Company's failure to make the required payments due under the New Notes and (ii) other disputes between the Company and Neil Strum. In addition, the Settlement Parties and the Company released each other from all past claims the parties have or may have against each other in connection such litigation. Simultaneously with the execution of the Final Settlement Agreement, David Levy, Chief Executive Officer of the Company, and Donna Levy, his wife, executed personal guaranty agreements in the amount of $125,000 in favor of the Settlement Parties.

         On November 21, 2005, in the Circuit Court, in the Seventeenth Judicial Circuit, in and for Broward County, Florida, The Recovar Group, L.L.C., as assignee of United Parcel Service, a judgment was entered against the Company for unpaid invoices for a total sum of $10,411 that bears interest at the rate of 7%.

         MICHAEL JAY SOLOMON v. AGU ENTERTAINMENT CORP., UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA, MIAMI DIVISION, CASE NO.: 05-61829 CIV-ALTONAGA/TURNOFF - This is an action initiated by Michael Jay Solomon, our former Chairman, against the Company for breach of contract on December 12, 2005. Solomon asserts that we failed to pay him approximately $100,000 in connection with his resignation from the Company, $50,000 of which was alleged to be an agreed upon sum plus $50,000 for asserted reimbursements. We are aggressively defending this action. The parties have begun the discovery stage of the action wherein each party will seek documents and other evidence from the other to support their positions.

         On February 21, 2006, Federal Express Corporation filed a complaint against the Company, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, for breach of contract and unjust enrichment claims and is seeking the sum of $23,205.24 plus interest and costs.

         LALAH HATHAWAY v. AGU MUSIC, ET AL. SUPERIOR COURT OF THE STATE OF CALIFORNIA FOR THE COUNTY OF LOS ANGELES, CASE NO. BC 342263 - This is an action initiated by Lalah Hathaway, one of our former artists, against MB Recordings, Inc. d/b/a Mesa Blue Moon on February 28, 2006. AGU Music has been named as a defendant in the action as a result of an alleged agreement between MB Recordings and AGU Music, for which Hathaway asserts AGU Music, is liable for her damages caused by MB Recordings. This action is still in the pleading stage and AGU Music has not yet been required to file a response to the action. The plaintiff did not plead any specific damages to date. We are moving for a dismissal of the complaint.

         MB Recordings, Inc. has also filed a cross-claim against AGU Music and the Company in connection with an alleged agreement between the Company and MB Recordings. We have not yet been served with the cross-complaint and have not yet been required to file a response to said cross-complaint.

         The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "TUBM." The following table sets forth the range of the high and low bid information for our common stock for each quarter since our common stock began quotation on the Over-The-Counter Bulletin Board in July of 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Fiscal 2005                                     High        Low
         -----------                                     ----        ---
         Quarter ended September 30, 2005               $ 6.00      $ 4.25
         Quarter ended December 31, 2005                $ 5.00      $ 1.25

         We did not repurchase any of our common stock in the fourth quarter of fiscal year 2005.

         As of March 31, 2006, there were 27,292,841 shares of common stock outstanding held by approximately 170 stockholders of record. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Issuances of Unregistered Securities

         In January 2005, the Company issued convertible promissory notes to three accredited investors in the aggregate net principal amount of $150,000. The $150,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders warrants to purchase 49,999 shares of the Company's common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In January 2005, the Company issued to an accredited investor warrants to purchase 2,553,575 shares of the Company's common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In early 2005, the Company issued 95,540 shares of common stock to several employees. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In February 2005, the Company issued 449,000 shares of common stock to three directors of the Company. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In February 2005, the Company issued 283,245 shares of common stock to several investors in exchange for services valued at $750,592 performed on behalf of the Company. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In March 2005, the Company issued convertible promissory notes to two accredited investors in the aggregate net principal amount of $120,000. The $120,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders warrants to purchase 40,000 shares of the Company's common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In April 2005, the Company issued 200,000 shares of common stock to an accredited investor in connection with an agreement between the investor and the Company. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In April 2005, the Company issued 111,566 shares of common stock to a trust owned by a director of the Company. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In April 2005, 563,575 shares of common stock to four accredited investors as consideration for the Company's failure to pay principal and/or interest on loans payable to such investors. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In April 2005, the Company issued a convertible promissory note to an accredited investor in the principal amount of $20,000. The convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company's common stock at the option of the holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder warrants to purchase 6,667 shares of the Company's common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In April 2005, the Company issued to Mitchell Entertainment Company warrants to purchase an aggregate of 150,000 shares of the Company's common stock in connection with a loan for $245,000 that Mitchell Entertainment Company made to the Company. The warrants expire on the later of five years from the date of issuance or the maturity date of the Mitchell Note and have an exercise price of $1.50 per share. The terms of the warrants are the same as those provided under the warrants issued simultaneously with the Mitchell Note. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In May 2005, the Company issued 11,667 shares of common stock to two accredited investors in exchange for services valued at $27,534 provided to the Company. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In May 2005, the Company issued convertible promissory notes to six accredited investors in the aggregate net principal amount of $275,000. The $275,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders warrants to purchase 91,667 shares of the Company's common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In June 2005, the Company issued 27,750 shares of common stock to two accredited investors in exchange for services valued at $1,970 provided to the Company. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In June 2005, the Company issued convertible promissory notes to an accredited investor in the aggregate net principal amount of $100,000. The $100,000 convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company's common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder warrants to purchase 33,333 shares of the Company's common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In June 2005, the Company issued to two accredited investors warrants to purchase 50,000 shares of the Company's common stock in exchange for a loan in the amount of $150,000. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In July 2005, the Company issued to an accredited investor warrants to purchase 250,000 shares of the Company's common stock in exchange for a loan in the amount of $400,000. The warrants have a five year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In July 2005, the Company issued a convertible promissory note to an accredited investor in the aggregate net principal amount of $500,000. The $500,000 convertible promissory note is due on January 1, 2007 and is convertible into shares of the Company's common stock at the option of the holder at a conversion price of $2.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder warrants to purchase 400,000 shares of the Company's common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In August 2005, the Company issued to two accredited investors warrants to purchase 400,000 shares of the Company's common stock. The warrants have a five year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In August 2005, the Company issued to an accredited investor warrants to purchase 25,000 shares of the Company's common stock. The warrants have a two year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In August 2005, the Company issued to an accredited investor warrants to purchase 10,000 shares of the Company's common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In August 2005, the Company issued a convertible promissory note to an accredited investor in the principal amount of $50,000. The $50,000 convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company's common stock at the option of the holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder warrants to purchase 16,667 shares of the Company's common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In August 2005, the Company issued a convertible promissory note to an accredited investor in the principal amount of $50,000. The $50,000 convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company's common stock at the option of the holder at a conversion price of $2.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holder warrants to purchase 21,667 shares of the Company's common stock. The warrants have a two year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In August 2005, the Company issued 27,696 shares of common stock to three accredited investors in exchange for services valued at $78,380 performed for the Company. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In August 2005, the Company issued 405,000 shares of common stock to an accredited investor in exchange for an adjustment to existing debt owed by the Company to the investor. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In August 2005, the Company issued 15,000 shares of common stock to two directors of the Company. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In September 2005, the Company issued to an accredited investor warrants to purchase an aggregate of 550,000 shares of common stock in exchange for a loan in the amount of $500,000. Two of the warrants, one to purchase 100,000 shares of common stock and the other to purchase 200,000 shares of common stock, have a one year term and an exercise price of $2.00 and $3.00 per share, respectively. The other two warrants, one to purchase 100,000 shares of common stock and the other to purchase 150,000 shares of common stock, have a two year term and an exercise price of $4.00 and $5.00 per share, respectively. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In September 2005, the Company issued to an accredited investor warrants to purchase 200,000 shares of common stock in exchange for a loan in the amount of $200,000. The warrants have a two year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In September 2005, the Company issued to Mitchell Entertainment Company warrants to purchase an aggregate of 150,000 shares of the Company's common stock. The warrants expire on the later of five years from the date of issuance or the maturity date of the Mitchell Note and have an exercise price of $1.50 per share. The terms of the warrants are the same as those provided under the warrants issued simultaneously with the Mitchell Note. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In September 2005, the Company issued to an accredited investor warrants to purchase 150,000 shares of the Company's common stock in exchange for an advance to the Company of $13,000. The warrants have a five year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In September 2005, the Company issued 23,000 shares of common stock to two accredited investors in exchange for services valued at $65,090. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In October 2005, the Company issued a convertible promissory note to an accredited investor in the principal amount of $30,000. The $30,000 convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company's common stock at the option of the holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holder warrants to purchase 10,000 shares of the Company's common stock. The warrant has a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In November 2005, the Company issued 25,000 shares of common stock to an employee as compensation. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In November 2005, the Company issued 115,000 shares of common stock to three accredited investors in exchange for services valued at $155,250 performed for the Company. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In November 2005, the Company issued 301,096 shares of common stock to four accredited investors as consideration relating to outstanding debt of the Company held by the investors. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

         In December 2005, the Company issued warrants to purchase 30,000 shares of the Company's common stock to an accredited investor. The warrant has a two year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. In addition, in December 2005, the Company issued to two accredited investors warrants to purchase 500,000 shares of the Company's common stock. The warrants have a five year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

2006 Annual Meeting of Stockholders

         Our 2006 Annual Meeting of Stockholders (the "2006 Annual Meeting") will be held on July 11, 2006. Pursuant to the proxy rules promulgated by the Securities and Exchange Commission under the Exchange Act, we notify our stockholders that stockholder proposals for our 2006 Annual Meeting must be submitted to us by May 22, 2006 to receive consideration for inclusion in our proxy statement relating to the 2006 Annual Meeting. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8.

         In addition, stockholders are notified that the deadline for providing us timely notice of any shareholder proposal to be submitted outside of the Rule 14a-8 process for consideration at our 2006 Annual Meeting is May 22, 2006. As to all such matters which we do not have notice on or prior to May 22, 2006, discretionary authority shall be granted to the persons designated in our proxy statement related to our 2006 Annual Meeting to vote on such matters.

         Stockholder proposals must be in writing, include the information required by our bylaws and be sent either by personal delivery, nationally-recognized express mail or United States mail, postage prepaid to The Tube Media Corp., 1451 West Cypress Creek Road, Fort Lauderdale, Florida 33309,
Attn: Corporate Secretary. All late or nonconforming proposals will be rejected. Our bylaws are available, at no cost, at the SEC's website, www.sec.gov, as an exhibit to our Form 8-K filed on March 2, 2006 or upon the stockholder's written request to the Corporate Secretary, Tube Media Corp., 1451 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

See Item 11. - Security Ownership of Certain Beneficial Owners and Management for information on our Equity Compensation Plan Information.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

         We were initially known as Lexington Barron Technologies, Inc. and were incorporated in the State of Colorado on August 23, 2000 for the purpose of addressing the specific needs of small businesses and start-up organizations by providing a broad range of consulting and advisory services, ranging from market research and analysis to business plan and systems development to financial consulting. In early 2004, our former management determined that their business model was not progressing and that we should either merge with or acquire an operating company with an operating history and assets.

         Effective April 1, 2004, we completed a share exchange agreement with Pyramid Music Corp., a Florida corporation ("PMC"). Under the terms of the Share Exchange Agreement, we acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of our common stock. On March 26, 2004, in anticipation of the completion of the share exchange, we changed our name to AGU Entertainment Corp. Upon completion of this transaction, the former shareholders of PMC owned, on a fully diluted basis, approximately eighty percent of the outstanding common stock of AGU Entertainment Corp. as of April 1, 2004, resulting in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly owned subsidiary of AGU Entertainment Corp., is deemed to be the acquirer for accounting purposes. In addition, we had no identifiable assets and liabilities as of April 1, 2004. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-KSB, including the consolidated financial statements and this Management's Discussion and Analysis or Plan of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation ("The Tube"), and Pyramid Records International, inc., a Florida corporation ("PRI").

         As a result of the share exchange, AGU became the parent company of PMC, which was a development stage company with an inception date of May 20, 2003 and two wholly-owned operating subsidiaries that are engaged in the following services: (i) the formation and operation of a television network, The Tube, which airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, PRI. PMC was dissolved in July of 2004 and at that time The Tube and PRI became wholly-owned subsidiaries of AGU Entertainment Corp. In February 2005, PRI officially changed its name to AGU Music, Inc. ("AGU Music").

         In the third quarter of 2004, our board of directors decided to purchase and develop a facility that would serve as a comprehensive media entertainment recording and production facility that would encompass film, television and musical projects. On December 22, 2004, we closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the "Lauderdale Property"). The Company expected to generate revenue by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. A limited amount of production activity did take place on the Lauderdale Property in 2004, and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., a Florida Corporation, under which our studio development and production activities were to have taken place. During 2005, the board of directors and management determined that it was in the best interest of the stockholders to abandon the AGU Studios concept and use the proceeds from the sale of the Lauderdale Property to alleviate the Company's liquidity issues, retire currently maturing debt, and provide additional funds for working capital. On September 1, 2005, we entered into an agreement for purchase and sale, dated as of August 29, 2005, with Tarragon South Development Corp. ("Tarragon") pursuant to which the Company agreed to sell and Tarragon agreed to buy the Lauderdale Property. The proceeds from the sale of the property, which took place on December 28, 2005, were used to pay debt, provide working capital and provide a positive effect on our ability to obtain favorable financing for future growth. Proceeds from the sale totaled approximately $15 million, of which $10.25 million was used to repay the convertible promissory note payable to Mitchell Entertainment Company issued on December 22, 2004, the convertible promissory note payable to Elizabeth Buntrock issued on December 22, 2004, the promissory note payable to Elizabeth Buntrock issued on October 1, 2005 and the balance was used for working capital. As a result, our attention is on the growth of The Tube and particularly expanding the reach of The Tube into additional U.S. households and major markets throughout the United States.

         The Tube is a 24-hour per day broadcast digital television network that will deliver high quality music video, audio, pay-per-view options and commerce to digital viewers nationally. Its national launch expected to take place in the fourth quarter of 2006. The Tube is currently available in approximately 2.9 million households in various parts of the United States.

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

         AGU Music will produce both studio albums and DVD concerts. It entered into several agreements for distribution and released three albums to the public in 2004. Our ability to produce new albums and DVD concerts in 2006 will be dependent on the amount of working capital available to us (see Liquidity and Capital Resources) for the required marketing, promotional and other operating expenses necessary to produce recorded music projects. We have already cancelled plans for one significant music project due to a lack of available working capital.

         On March 6, 2006, The Tube entered into a charter affiliation agreement with Tribune Broadcasting Company ("Tribune"). The charter affiliation agreement provides Tribune the exclusive right and obligation to transmit The Tube's music network via broadcast television from Tribune's existing and acquired stations in 22 new markets specified in the charter affiliation agreement. On March 22, 2006, The Tube entered into a charter affiliation agreement with Sinclair Television Group, Inc. ("Sinclair"). The charter affiliation agreement provides Sinclair the exclusive right and obligation to transmit The Tube's music network from Sinclair's existing and acquired stations in 36 new markets specified in the charter affiliation agreement. These charter affiliation agreements provide the terms and conditions of broadcasting, as well as certain guaranteed obligations of each of the parties. The Tube also has a charter affiliation agreement with Raycom Media Inc. ("Raycom"), wherein Raycom broadcasts The Tube music network on 13 stations in their markets. The combined agreements will put The Tube music network in 9 of the top 10 and 71 of the top 100 market areas in the United States by the end of 2006.

         The Company's business plan has The Tube delivering free-to-the-consumer, advertiser supported, music video programming 24 hours per day, seven days a week. The Company anticipates that it will be in approximately 23 million homes by the end of 2006. The Tube will be the only all-music multicast network on television and will not air any game shows, awards shows, reality shows or news shows. In addition to revenue generated from national advertising, it is intended that The Tube will also have a local component offering radio tie-ins, local marketing, promotions and local advertising. In addition, The Tube will feature a direct e-commerce component that will enable the audience to purchase the music they see and hear immediately by telephone or online.

         The Company anticipates that The Tube will be the first music network to be distributed using the digital, over-the-air signal of broadcast television stations and will achieve its national distribution targets by creating revenue opportunities for broadcasters that carry The Tube. The Company expects to launch The Tube beginning in the second quarter of 2006, and a much broader launch in the third quarter of 2006, with a national media campaign utilizing marketing, promotions and public relations to reach every relevant audience for the network. The campaign will be designed to heighten awareness of the network, stimulate demand for it across the country and cultivate its image as the only network that delivers quality music and entertainment content.

         The Company believes that it will be able to generate advertising and e-commerce revenues from The Tube music network, however, its revenue model is new and evolving, and it cannot be certain that it will be successful. The potential profitability of The Tube's business model is unproven and there can be no assurance that it can achieve profitable operations. The Company's ability to generate revenues depends, among other things, on its ability to launch its television network and sustain advertising and e-commerce revenues. See "Risk Factors - Our business revenue generation model is unproven and could fail."

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

         Revenues for the year ended December 31, 2005 were $361,000 compared with $907,000 for the same period in 2004. Revenues in both periods relate to AGU Music and the decrease in revenues is a result of the decline in records released during 2005 compared with 2004, primarily due to the Company's liquidity issues. Gross profit for AGU Music was $330,000 in 2005 compared with $799,000 in 2004.

         Operating  expenses  for the year  ended  December  31,  2005 were $8.5 million compared with $6.2 million for the same period in 2004. Operating expenses in 2005 related primarily to development and production of The Tube, and included general and administrative costs of $6.3 million, legal expenses of $1,039,000 and auditing expenses of $128,000. Operating expenses in 2004 related primarily to development and production of The Tube, and included general and administrative costs of $4.1 million, legal expenses of $503,000 and auditing expenses of $80,000. Promotion and advertising expense in 2005 was $300,000 compared with $1.3 million in 2004, a decrease of $1 million, which is principally related to the decline in records released during 2005 compared with 2004.

         Interest expense for the year ended December 31, 2005 was $6.6 million, which included $3.4 million related to amortization of debt discounts, compared with interest expense of $304,000, which included $123,000 related to amortization of debt discounts, in the same period in 2004. This increase was primarily due to the increase in the Company's notes payable.

         Settlement expenses in 2005 were $1.3 million and relate to the settlement of a legal dispute and a settlement with two co founders of the Company, also relating to a dispute. There were no settlement expenses in 2004

         Discontinued operations for the year ended December 31, 2005, which is principally related to the sale of the Lauderdale Property, included a loss from discontinued operations of $3.4 million and a gain from disposal of discontinued operations of $5.2 million. During 2004, the loss from the discontinued operations was $219,000 and was also principally related to the Lauderdale Property.

         We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we recorded a valuation allowance equal to the net deferred tax asset that existed at December 31, 2004 and increased our valuation allowance so that no net tax benefit was recorded in 2005.

         Our net deficit as of December 31, 2005 was $20.9 million of which $14.2 million was attributable to fiscal 2005.

         We have entered into several charter affiliate agreements with television broadcasters, which we believe will allow The Tube to be seen in approximately 23 million homes by the end of 2006. While we expect this market penetration to generate a substantial increase in marketing, promotion and other expenses at The Tube, we also expect that our revenues will increase sufficiently enough to cover these increases. Thus, our results of operations in fiscal 2005 are not indicative of our projected results of operations in fiscal 2006 and beyond.

Liquidity and Capital Resources

         The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

         As a company that has recently emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the national launch of The Tube. In the year ended December 31, 2005 and 2004, we had revenues of $361,000 and $907,000, respectively, and incurred a net loss of approximately $14.2 million and $5.9 million, respectively. Our financial condition and operating results, specifically a working capital deficiency of approximately $4.3 million, an accumulated deficit of approximately $20.9 million, and net cash used in operations of approximately $5.5 million during 2005, raise substantial doubt about our ability to continue to operate as a going concern. Because of losses incurred by us to date and our general financial condition, our independent registered public accounting firm inserted a going concern qualification in their audit report for the most recent fiscal year that raises substantial doubt about our ability to continue as a going concern. See "Risk Factors - Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our auditors for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern."

         Since May 20, 2003, our inception, we have financed our operations through numerous debt and equity issuances. In addition to the convertible notes discussed below, during 2003, 2004 and 2005, we issued an aggregate principal amount of approximately $4.8 million of promissory notes, convertible notes or debentures, approximately $3.3 million of which plus accrued interest, were subsequently converted into 1,173,540 shares of common stock of the Company and $75,000 was repaid in 2005. Approximately $1.3 million of the remaining convertible promissory notes mature in the fourth quarter of 2006 and a $150,000 promissory note matured on June 30, 2005. The June 30, 2005 note remains unpaid as of December 31, 2005. On April 12, 2006 the due date of this note was extended until such time the Company raises an additional $2 million of equity or equity related securities in addition to the $2.45 million raised on April 21, 2006. Interest on the convertible and promissory notes are payable quarterly at a rate of 10%, other than the convertible notes issued on April 21, 2006. As of December 31, 2005, all accrued interest on the notes has been paid. While these notes are convertible into shares of our common stock at a conversion price between $2.00 and $3.00 per share, there can be no assurances that these notes will be converted prior to their becoming due. We currently do not have the financial resources to repay these promissory notes without additional financing.

         In June of 2004, we entered into an agreement with Radical Media Inc. ("Radical") whereby Radical will design and develop network logos, graphic templates, and on-air interstitials for The Tube. In accordance with the terms of the agreement, as amended, we were required to pay $200,000, all of which has been paid, and were required to issue 150,000 shares of our common stock, all of which were issued.

         On September 15, 2004, we issued a $500,000 convertible promissory note payable to Galt Financial Corporation (the "Galt Note"). The Galt Note pays interest quarterly at an annual rate of 10%, and matures on September 13, 2006. As of December 31, 2005, the accrued interest balance on the note amounts to $25,205. In accordance with the terms of the Galt Note, the lender may convert all or any portion of the outstanding principal into common stock of the Company at a conversion price of $1.00 per share. In connection with this transaction, we issued warrants to the lender with a five-year term to purchase a total of 500,000 shares of the Company's common stock at a price of $1.00 per share, subject to certain adjustments. We also issued 500,000 shares of our common stock to a principal of the lender as part of this transaction. On April 27, 2006, we paid $37,534 in interest on the Galt Note.

         On May 5, 2005, the Company entered into a settlement and mutual release agreement, effective as of April 15, 2005 (the "Initial Settlement Agreement"), with Ned Siegel, Neil Strum and Strum Brothers Investment, LLC (the "Settlement Parties"). The Company guaranteed the repayment of the notes AGU Music assumed on March 3, 2004 to repay $350,000 to Ned Siegel and Neil Strum (the "Notes") in connection with the assumption of a distribution agreement. Pursuant to the Initial Settlement Agreement, the Notes were cancelled and replaced with new notes having a principal beginning balance of $345,806 (the "New Notes"). The Company did not make any of the required payments under the New Notes and/or Initial Settlement Agreement.

         On February 1, 2006, the Company entered into a settlement and mutual release agreement, effective January 16, 2006 (the "Final Settlement Agreement"), with the Settlement Parties. Pursuant to the terms of the Final Settlement Agreement, the Company (i) was required to pay the Settlement Parties the sum of $175,000 upon the execution of the Final Settlement Agreement and
(ii) was required to pay the Settlement Parties the sum of $125,000 on a date no later than February 15, 2006. On February 15, 2006, the Company made all of the required payments under the Final Settlement Agreement.

         At December 31, 2005, payments required under our known contractual obligations over the next three years are as follows:

Principal on notes payable     $3,073,828   $1,445,000   $       --   $4,518,828
Operating leases                   14,190           --           --       14,190
Capital leases                     11,278        1,636           --       12,914
Equipment note                     12,986       12,986       10,696       36,668
                               -------------------------------------------------
Total contractual obligations  $3,112,282   $1,459,622   $   10,696   $4,582,600
                               =================================================

         In the fourth quarter of 2004, we purchased the Lauderdale Property and sold the Lauderdale Property on December 28, 2005. The proceeds from the sale of the Lauderdale Property were used to pay debt and provide working capital and provide a positive effect on our ability to obtain favorable financing for future growth. Proceeds from the sale totaled approximately $15 million, of which $10.25 million was used to repay (i) the convertible promissory note payable to Mitchell Entertainment Company issued on December 22, 2004, (ii) the convertible promissory note payable to Elizabeth Buntrock issued on December 22, 2004, and (iii) the promissory note payable to Elizabeth Buntrock issued on October 1, 2005 and the balance was used for working capital.

         On March 31, 2006, we entered into agreements with two individuals (the "Lenders"), pursuant to which the Lenders agreed to loan an aggregate amount of $800,000 (the "Bridge Loan") to us. In connection with the Bridge Loan, the Company issued two promissory Bridge Notes (the "Bridge Notes"), in the aggregate principal amount of $800,000, to the Lenders, both of whom are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan will accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes will be due on March 31, 2007. The payments due under the Bridge Notes will be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company will pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company will pay each Lender the total amount due under each Note. Upon the occurrence of an event of default under the Bridge Notes, (i) the entire unpaid balance of the principal and any interest on the Bridge Notes will bear interest at the rate of 12% per year; and (ii) the holders of the Bridge Notes may, without notice and at their option, accelerate the maturity of the Bridge Notes and cause the entire unpaid balance and any interest on the Bridge Notes to be immediately due and payable. An event of default under the Bridge Notes occurs upon (i) the Company's failure to timely pay any amount due under the Bridge Notes; (ii) the institution of any bankruptcy, reorganization, insolvency, liquidation or other proceeding for relief by or against the Company, and if instituted against the Company, the Company consents to any such proceeding or such proceeding is not dismissed within 90 calendar days; and (iii) any breach by the Company of the terms of the Bridge Notes that remains uncured for more than five days after receipt of written notice of such breach. The Bridge Loan was repaid with the proceeds of the sale of securities on April 21, 2006 as described below.

         On April 21, 2006, we completed a private placement (the "Private Placement") of $2.45 million of securities. In connection with the Private Placement, the Company and the Investors entered into a purchase agreement (the "Purchase Agreement") dated as of April 21, 2006. Pursuant to the terms of the Purchase Agreement, the Company sold 7% secured convertible notes in the aggregate principal amount of $2.45 million (the "7% Notes") and issued common stock purchase warrants to purchase an aggregate of 1,088,889 shares of the Common stock at an exercise price of $2.25 per share to the Investors. The proceeds of this offering will be used to repay debt and provide additional working capital that will be necessary to help launch The Tube during the second and third quarters of 2006. Although, there can be no assurances that we will be successful in raising the additional capital to implement our business plan.

         Pursuant to the terms of the 7% Notes, the Company is required to make equal monthly principal payments of $136,111 commencing on November 21, 2006 and continuing, on the first business day of each month, until the aggregate principal amount has been paid in full. Interest on the 7% Notes accrues quarterly and is payable on the last day of March, June, September and December of each year, commencing on September 30, 2006. At the option of the Company and subject to certain conditions, principal and interest payments due under the 7% Notes may be paid in cash or shares of common stock.

         On April 27, 2006, we repaid $182,818 on promissory notes payable to one of our stockholders and the principal of Galt Financial Services, plus $56,752 in interest on such notes. In addition, we paid $37,534 in interest payable on the Galt Note.

         Cash used in operations for the year ended December 31, 2005 was $5.5 million, which was primarily the result of our accumulated deficit of $20.9 million as of December 31, 2005, partially offset by increases to accounts payable and accrued expenses, non cash expenses and the issuance of common stock in exchange for services. We expect to continue to generate negative cash flows from operations until such time as we can complete a substantial debt or equity offering and launch The Tube nationally, which we currently expect will be the third quarter of 2006. There can be no assurances that we will be successful in launching The Tube in this timeframe.

         Cash provided by investing activities for the year ended December 31, 2005 amounted to $14.4 million and is attributable primarily to the sale of the Lauderdale Property. Cash used in investing activities from inception through December 31, 2004 amounted to $1.5 million consisting primarily of $1.1 million for the purchase of, and capital improvements to, the Lauderdale Property and $150,000 spent under the agreement with Radical. Capital expenditures in 2006 will depend largely upon our ability to raise additional capital; however, our business plan currently assumes approximately $2.5 million of capital expenditures over the balance of fiscal 2006.

         We received cash used in financing activities during 2005 in the amount of $9.3 million which was mainly comprised of the aggregate principal payment amount of $10.2 million of convertible notes issued as described above.

During 2004 and 2005, we did not remit our payroll taxes timely due to liquidity issues. We have recorded a liability for the 2004 unpaid payroll taxes in the amount of $45,147 and the expected interest and penalties for 2004 in the amount of $26,920. In 2005 all of the payroll taxes have been paid with the exception of $157,936. We have recorded this amount as a liability in 2005, and an estimate of the expected interest and penalties in respect of the late taxes for 2005, in the amount of $123,469. We believe the amounts reserved are adequate in all material respects.

         The Company paid its payroll taxes for the first quarter of 2006 late, and will similarly record an estimate of the expected interest and penalties in respect of the late taxes for 2006.

         We have experienced liquidity issues since our inception due primarily to our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory Notes to fund our operations and repay our outstanding debt for the foreseeable future. At December 31, 2005, we had $4.5 million of promissory notes and convertible notes outstanding. If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

         The Company's financial condition and operating results, specifically a working capital deficit of approximately $4.3 million, an accumulated deficit of approximately $20.9 million, a net loss in fiscal year 2005 of approximately $14.2 million and net cash used in operations of approximately $5.5 million, raise substantial doubt about its ability to continue as a going concern. See "Risk Factors - Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our Independent Registered Public Accounting Firm for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern."

         As a result of our liquidity issues, we have experienced delays in the repayment of certain promissory notes upon maturity and payments to vendors and others. However, certain holders of our promissory notes agreed in 2005 to extend the due dates on their promissory notes. If in the future, the holders of our promissory notes may demand repayment of principal and accrued interest instead of electing to extend the due date and if we are unable to repay our debt when due because of our liquidity issues, we may be forced to refinance these notes on terms less favorable to us than the existing notes, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing. See "Risk Factors - If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws."

         On April 21, 2006, the Company completed a private placement of 7% secured convertible notes in the aggregate amount of $2.45 million, convertible into shares of common stock at $2.25 per share and issued warrants to purchase 1,088,889 shares of common stock at $2.25 per share. The proceeds, part of which was used to repay the Bridge Loan entered into on March 31, 2006, are being used for working capital and capital expenditures in connection with the national launch of The Tube beginning in the second and third quartet of 2006. The Company will, however, need to raise substantial additional capital to continue the national launch of The Tube beyond the third quarter of 2006 and provide substantial working capital for the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as the Company begins to generate revenues sufficient to fund ongoing operations. The Company believes that in the aggregate, it will need as much as approximately $15 million to $20 million to complete the launch of The Tube, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until advertising and e-commerce revenues begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

Critical Accounting Policies and Estimates

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with less need for management's judgment in their application. The impact and associated risks related to these policies on our business operations are discussed throughout this "Management's Discussion and Analysis or Plan of Operations" where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 7. Note that our preparation of this Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Accounts Receivable

         With respect to the sales of recorded music, we recognize revenue when products are shipped to retail music outlets. Revenue is recorded net of distribution fees and an allowance for anticipated returns in accordance with the terms of our distribution agreements and established industry practice. Other revenues are recognized as services are provided to the customer and collectibility is reasonably assured. AGU Music records accounts receivable based on amounts due from our distributors of recorded music in accordance with the net revenue earned, less production, marketing and promotional expenses incurred by the distributors on AGU Music's behalf. At December 31, 2005, we had an allowance for doubtful accounts in the amount of $195,703.

Intangibles

         We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of our intangibles, which as of December 31, 2005, consist mainly of network logos, graphic templates and on-air interstitials developed for The Tube, and contractual rights under a recorded music distribution agreement. The conditions that would trigger an impairment assessment of our intangible assets include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a change in the competitive environment and other industry and economic factors. We measure impairment of our intangibles utilizing the undiscounted cash flow method. If the estimated undiscounted cash flows do not exceed the value of the related intangible, we then compare the carrying amount of the asset to its fair value based on estimated discounted cash flows. If the unamortized balance of the intangible asset exceeds its fair value as measured by the discounted cash flows, an impairment charge is recorded to write the value of the intangible asset down to its fair value. We did not record any impairment for intangibles for the years ended December 31, 2005 and 2004.

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

         Significant   management   judgment  is  required  in  determining  our
provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $6,189,960 as of December 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire and certain accrued expenses, which are deferred for income tax purposes until paid. The valuation allowance is based on our estimates of taxable income and the period over which our deferred tax assets will be recoverable. The net deferred tax asset as of December 31, 2005 was $0, net of the valuation allowance.

Issuances of Common Stock

    Because of the significant liquidity issues we have faced since our inception, we have been required to issue common stock to third party vendors and others in order to pay for services rendered. Such issuances are recorded as an expense in the period in which the services are performed. At the time such services were performed there was no trading market for our common stock and the value of our stock was not readily determinable. During 2005, we issued an aggregate of 300,475 shares of common stock to third parties in exchange for services performed. These services were valued at $719,146 for fiscal year ended December 31, 2005. We issued 646,106 shares of common stock to employees and directors in 2005, and recorded compensation expense of $1,519,123. We issued 200,000 shares of common stock pursuant to a charter affiliation agreement. The charter affiliation agreement provides distribution services for five years which were valued at $472,000 for fiscal year ended December 31, 2005. We issued 135,083 shares of common stock to settle certain liabilities of $370,713. We issued 500,000 shares of common stock to two co-founders of the Company as settlement of a dispute. We also issued 397,800 shares of common stock in connection with certain equipment purchases. These purchases were valued at $799,540 for fiscal year ended December 31, 2005. Also, we issued 60,000 shares in connection with amending the terms of certain notes payable and recorded
$138,006 in interest expense and 4,671 shares of common stock for payment of interest expense in lieu of cash and recorded $9,178 in interest expense. The amount of expense recorded in connection with these issuances of common stock required significant management judgment. Factors considered by management in determining these valuations included management's assessment as to the value of the services performed and assets acquired.

Recent Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Share-Based Payments (revised 2004), ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the first annual reporting period that begins after December 15, 2005. As of January 1, 2005, SFAS No. 123R applies to the Company. Adoption of SFAS No. 123R will not have a material effect on the Company's results of operations.

Item 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report  of Independent Registered Public Accounting Firm                      38

Consolidated Balance Sheets as of December 31, 2005 and 2004                  39

Consolidated Statements of Operations for the years ended
December 31, 2005 and 2004                                                    40

Consolidated Statement of Changes in Shareholders' Equity (Deficiency)
for the years ended December 31, 2005 and 2004                                41

Consolidated Statements of Cash Flows for the year ended
December 31, 2005 and 2004                                                    42

Notes to Consolidated Financial Statements as of December 31, 2005 and 2004   43

Report of Independent Registered Public Accounting Firm

The Board of Directors and shareholders
The Tube Media Corp.
(formerly AGU Entertainment Corp.):

We have audited the accompanying consolidated balance sheets of The Tube Media Corp. (formerly known as AGU Entertainment Corp.) and Subsidiaries (the "Company"), as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of The TUBE Media Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company's working capital deficiency of approximately $4.3 million, shareholder's deficiency of approximately $3.2 million, net loss from operations of approximately $14.2 million and net cash used in operations of approximately $5.5 million raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 12. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

----------------------

Boca Raton, Florida
May 1, 2006

                              THE TUBE MEDIA CORP.
                       (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        As of December 31, 2005 and 2004

Assets                                                                           2005             2004
                                                                             ------------     ------------
Current Assets:
    Cash                                                                     $    346,998     $    771,533
    Accounts receivable, net of allowance for doubtful                            408,822          507,482
      accounts of $195,703 and $ 0, respectively
    Prepaid expenses                                                              367,264          225,037
                                                                             ------------     ------------
      Total current assets                                                      1,123,084        1,504,052

    Property and equipment, net of accumulated
      depreciation of $296,876 and $103,442, respectively                         437,853          246,144
    Property and equipment from discontinued operations
      net of accumulated depreciation of $7,900 and $19,818, respectively          28,100        8,864,229
    Intangibles, net                                                            1,077,161          913,735
    Other assets                                                                   50,480          164,737
                                                                             ------------     ------------
      Total assets                                                           $  2,716,678     $ 11,692,897
                                                                             ============     ============

Liabilities and Shareholders' Equity (Deficiency)
Current Liabilities:
    Accounts payable                                                         $    794,336     $    501,514
    Accounts payable - related parties                                            154,708          169,258
    Notes payable, related parties                                              1,241,010          445,642
    Convertible notes payable                                                   1,832,818          150,000
    Convertible notes payable from discontinued operations                             --        7,000,000
    Equipment note                                                                 12,986           12,140
    Capital leases payable                                                         11,278           13,881
    Accrued expenses                                                            1,418,774          910,418
    Other current liabilities                                                       6,852           36,965
                                                                             ------------     ------------
      Total current liabilities                                                 5,472,762        9,239,818
                                                                             ------------     ------------

Capital leases payable - long term portion                                          1,636           11,876
Equipment note - long term portion                                                 23,683           36,668
Convertible notes payable - net of unamortized
      discounts                                                                   375,408          854,178
                                                                             ------------     ------------
Total liabilities                                                               5,873,489       10,142,540
                                                                             ------------     ------------
COMMITMENTS AND CONTIGENCIES

Shareholders' equity (deficiency)
    Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
      -0- shares issued and outstanding                                                --               --
    Common stock, $0.0001 par value; 100,000,000 shares authorized,
      26,046,711 and 23,392,576 shares issued and outstanding                       2,604            2,339
    Additional paid-in capital                                                 17,762,512        8,249,675
    Accumulated Deficit                                                       (20,921,927)      (6,701,657)
                                                                             ------------     ------------
      Total shareholders' (deficiency) equity                                $ (3,156,811)    $  1,550,357
                                                                             ============     ============


      Total liabilities and shareholders' equity (deficiency)                $  2,716,678     $ 11,692,897
                                                                             ============     ============


   The accompanying notes are an integral part of these consolidated financial statements

                              THE TUBE MEDIA CORP.
                       (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2005 and 2004

                                                             2005             2004
                                                         ------------     ------------
Net revenues                                             $    360,503     $    906,605
Cost of sales and services performed                           30,214          107,297
                                                         ------------     ------------
    Gross profit                                              330,289          799,308
                                                         ------------     ------------

Operating Expenses
    Legal and professional fees                             1,167,362          583,440
    Promotion and advertising                                 300,195        1,335,364
    Bad debt expense                                          197,388               --
    Depreciation and amortization                             509,909          194,063
    Other general and administrative costs                  6,306,301        4,054,370
                                                         ------------     ------------

          Total operating expenses                          8,481,155        6,167,237
                                                         ------------     ------------

          Operating loss                                   (8,150,866)      (5,367,929)
    Interest expense                                        6,560,928          303,753
    Settlement Expenses                                     1,270,000               --
                                                         ------------     ------------
          Loss from continuing operations                 (15,981,794)      (5,671,682)

Loss from discontinued operations                          (3,413,414)        (218,708)
Gain from disposition of discontinued operations            5,174,938               --
                                                         ------------     ------------
          Gain from discontinued operations                 1,761,524         (218,708)
                                                         ------------     ------------

          Net loss                                       $(14,220,270)    $ (5,890,390)
                                                         ============     ============

Loss per common share from continuing operations         $      (0.64)    $      (0.28)
                                                         ============     ============
Loss per common share from discontinued operations       $      (0.14)    $      (0.01)
                                                         ============     ============
Income per common share from gain from disposition of
    discontinued operations                              $       0.21     $         --
                                                         ============     ============
Net loss per common share                                $      (0.57)    $      (0.29)
                                                         ============     ============
Weighted average common shares outstanding -
    Basic and diluted                                      24,903,658       20,180,951
                                                         ============     ============


  The accompanying notes are an integral part of these consolidated financial statements

                              THE TUBE MEDIA CORP.
                       (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
     Consolidated Statement of Changes in Shareholders' Equity (Deficiency)
                 For the Years Ended December 31, 2005 and 2004

                                                                                        Additional
                                                                                         Paid-in        Accumulated
                                                             Shares     Common Stock     Capital          Deficit          Total
                                                           ------------------------------------------------------------------------
Balance at December 31, 2003                               14,628,324   $      1,463   $     (1,063)   $   (811,267)   $   (810,867)
                                                           ------------------------------------------------------------------------
Issuance of shares of common stock
     to employees on March 22, 2004                         2,294,140            229         28,448              --          28,677
Recapitalization as a result of merger with
    Lexington Barron Technologies                           4,230,614            423           (423)             --              --
Debt and accrued interest converted into
    common stock                                            1,173,540            117      3,462,509              --       3,462,626
Issuance of shares of common stock, Warrants and a
     convertible note with a beneficial conversion
      feature in a private placement transaction              500,000             50        499,950              --         500,000
Issuance of shares of common stock in exchange
     for cash                                                  15,000              1         59,999              --          60,000
Issuance of common stock in exchange for services             195,958             20        329,846              --         329,866
  Issuance of common stock to directors                        17,500              2         26,809              --          26,811
Common stock issued in connection with the acquisition
     of property and equipment                                337,500             34        749,966              --         750,000
Issuance of warrants in connection with issuance of
     convertible debt                                              --             --         93,634              --          93,634
Beneficial conversion feature and issuance of warrants
     in connection with issuance of convertible debt,              --             --      3,000,000              --       3,000,000
Net loss                                                           --             --     (5,890,390)             --      (5,890,390)
                                                           ------------------------------------------------------------------------
Balance at December 31, 2004                               23,392,576   $      2,339   $  8,249,675    $ (6,701,657)   $  1,550,357
                                                           ------------------------------------------------------------------------
Issuance of common stock for services                         500,475             50      1,191,116              --       1,191,166
Issuance of common stock to employees
     for compensation                                          70,540              7        153,724              --         153,731
Issuance of common stock as a price adjustment
     for certain investors                                    410,000             41         14,190              --          14,231
Issuance of common stock in connection with the
     acquisition of property and equipment                     97,800             10        244,490              --         244,500
Issuance of common stock in connection with the sale of
     the building                                             300,000             30        404,970              --         405,000
Issuance of warrants in connection with the issuance of;
     convertible debt                                              --             --      4,326,777              --       4,326,777
     convertible note with a beneficial conversion
      feature in a private placement transaction                   --             --        114,408              --         114,408
Issuance of common stock in settlement of liabilities         135,083             14        370,699              --         370,713
Issuance of common stock to directors for services             20,000              2         54,250              --          54,252
Issuance of common stock to co-founders in connection
    with the settlement of a dispute                          500,000             50      1,179,950              --       1,180,000
Issuance of common stock to a director pursuant to
    an employment agreement                                   444,000             44      1,047,796              --       1,047,840
Issuances of common stock in connection with
     amending the terms of certain notes payable               60,000              6        138,000              --         138,006
Issuance of common stock as interest expense                    4,671              0          9,178              --           9,178
Issuance of common stock to a director in
     connection with a termination letter                     111,566             11        263,289              --         263,300
Net loss                                                           --             --             --     (14,220,270)    (14,220,270)
                                                           ------------------------------------------------------------------------
Balance at December 31, 2005                               26,046,711   $      2,604   $ 17,762,512    $(20,921,927)   $ (3,156,811)
                                                           ========================================================================


   The accompanying notes are an integral part of these consolidated financial statements

             The Tube Media Corp. (Formerly AGU Entertainment Corp.)
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
           For the Year Ended December 31, 2005 and December 31, 2004

                                                                                  2005             2004
                                                                              ------------     ------------
Cash flows from operating activities:
     Net loss                                                                 $(14,220,270)    $ (5,890,390)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Provision for doubtful accounts                                         197,388               --
           Depreciation and amortization                                           509,909          194,063
           Common stock issued as payment for services                           1,245,366          385,353
           Common stock issued as payment in settlement of a dispute             1,180,000               --
           Common stock issued as compensation to a director                     1,047,840               --
           Gain on disposal of discontinued operations                          (5,174,938)              --
           Decrease (increase) in accounts receivable                               98,660         (466,811)
           (Increase) in prepaid expenses                                         (288,460)        (225,037)
           (Increase) in other assets                                              (31,974)         (12,293)
           Increase in accounts payable and accrued liabilities                    786,808          849,441
           (Decrease) increase in other liabilities                                (30,113)          36,965
           Amortization of discount on notes payable                             9,177,623          122,812
                                                                              ------------     ------------
                       Net cash (used in) operating activities                  (5,502,161)      (5,005,897)
                                                                              ------------     ------------
Cash flows from investing activities:
     Disbursements for intangibles                                                (175,370)        (151,035)
     Proceeds from sale of assets of discontinued operations                    14,542,108       (1,326,458)
                                                                              ------------     ------------
                       Net cash provided by (used in) investing activities      14,366,738       (1,477,493)
                                                                              ------------     ------------
Cash flows from financing activities:
     Payment of notes payable                                                  (10,205,276)         (86,350)
     Proceeds from notes payable to related parties                              1,970,852          282,910
     Payment of deferred financing fees                                                 --         (148,059)
     Payment on capital leases                                                     (23,222)         (11,622)
     Payment of notes payable to related parties                                (1,190,049)        (308,004)
     Proceeds from the sale of common stock                                             --           60,000
     Proceeds from other notes payable                                             158,583        7,329,000
                                                                              ------------     ------------
                       Net cash (used in) provided by financing activities      (9,289,112)       7,117,875
                                                                              ------------     ------------
                       Net (decrease) increase in cash                            (424,535)         634,485
Cash, beginning of year                                                            771,533          137,048
                                                                              ------------     ------------
Cash, end of year                                                             $    346,998     $    771,533
                                                                              ============     ============
Supplemental disclosure of cash flow information:
        Cash paid for income taxes                                            $         --     $         --
                                                                              ============     ============
        Cash paid for interest                                                $      9,178     $     22,969
                                                                              ============     ============
     Non-cash financing activities:
        Common stock issued as payment for services                           $  1,399,149     $    385,353
                                                                              ============     ============
        Equipment acquired through issuance of common stock                   $    244,500     $    750,000
                                                                              ============     ============
        Conversion of liabilities to common stock                             $    370,713     $  3,462,627
                                                                              ============     ============
        Equipment acquired through capital lease obligations                  $         --     $     14,637
                                                                              ============     ============
        Property and equipment acquired through notes payable                 $         --     $  7,000,000
                                                                              ============     ============
        Common stock issued as price adjustment                               $     14,231     $         --
                                                                              ============     ============
        Common stock issued in connection with adjusting notes payable        $    138,006     $         --
                                                                              ============     ============
        Common stock issued in connection with director's termination         $    263,300     $         --
                                                                              ============     ============
        Common stock issued in connection with the sale of the building       $    405,000     $         --
                                                                              ============     ============


   The accompanying notes are an integral part of these consolidated financial statements

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. The Tube Media Corp. (the "Company"), formerly AGU Entertainment Corp. ("AGU") (and formerly Lexington Barron Technologies, Inc.) was incorporated in the state of Colorado on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. Prior to April 1, 2004, the Company was a development stage, public reporting company and did not engage in any significant operations or enter into any material transactions.

    Effective April 1, 2004, the Company entered into a Share Exchange Agreement with Pyramid Music Corp. ("PMC"), a Florida corporation having an inception date of May 20, 2003, whereby the Company acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common stock to the stockholders of PMC (see Note 2). PMC was a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a music oriented television network and archived video and music collection libraries.

     On October 20, 2004, AGU was reincorporated in the state of Delaware through a merger of AGU into a wholly owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in AGU becoming a Delaware corporation effective as of October 21, 2004. On February 26, 2006, AGU changed its name to The Tube Media Corp. The Company's name change did not result in any change in the Company's, business, assets, liabilities or net worth.

   In February of 2005, the Company formed two new subsidiaries, AGU Studios, Inc. ("AGU Studios"), a Florida corporation, and 3200 Oakland Park Boulevard, Inc., a Florida corporation ("3200 Oakland Park"). These subsidiaries were formed for the intended purpose of developing a media center for the film and entertainment business. As a result of liquidity issues and the sale of the property located in Lauderdale Lakes, Florida, the operations of AGU Studios and 3200 Oakland Park have been discontinued.

     At December 31, 2005, the Company had two wholly-owned operating subsidiaries that were engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., ("The Tube") that airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and
(ii) a production, marketing and distribution record company, AGU Music, Inc. ("AGU Music").

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Tube Media and its subsidiaries. References to the Company mean The Tube Media Corp. and its subsidiaries unless otherwise indicated. All significant inter-company transactions have been eliminated.

Reverse  Acquisition.  Under the terms of the Share Exchange Agreement (see Note
2), the number of shares of Tube Media's common stock exchanged in the transaction represented approximately 80% of the issued and outstanding common stock of Tube Media, resulting in a change in control. As a result, the transaction was accounted for as a reverse merger and recapitalization whereby PMC is deemed to be the acquirer for accounting purposes. Because PMC is deemed to be the surviving accounting and reporting entity, and because Tube Media had no identifiable assets or liabilities as of the date of the transaction, only PMC and its subsidiaries' historical balances and results of operations are reflected in the accompanying financial statements for all periods presented.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

Revenue Recognition and Accounts Receivable. With respect to the sales of recorded music, the Company recognizes revenue when products are shipped to retail music outlets. Revenue is recorded net of distribution fees and an allowance for anticipated returns in accordance with the terms of the Company's distribution agreements and established industry practice. Other revenues are recognized as services are provided to the customer and collectibility is reasonably assured. Accounts receivable primarily represents amounts due from the Company's distributors of recorded music and is comprised of net revenue earned, less production, marketing and promotional expenses incurred by the distributors on the Company's behalf. At December 31, 2005 the Company had an allowance for doubtful accounts in the amount of approximately $196,000 based on the Company's analysis of the collectibility of the receivables that were outstanding as of the balance sheet date. The Company will continue to monitor collections and payments from its customers and distributors for future potential credit losses.

Loss Per Common Share. Basic earnings or loss per share is computed by dividing net earnings or loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share is equal to basic loss per share for all periods presented, because the effect of the additional shares which would be issued assuming conversion of convertible debt and outstanding common stock warrants are anti-dilutive in each period. The aggregate amount of securities that could potentially dilute EPS in future years at December 31, 2005 was 21,648,575.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property & Equipment. Property and equipment is stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The depreciable lives range from one to ten years for machinery and equipment, ten to twenty-five years for buildings and building improvements and three to five years for furniture and fixtures. Leasehold improvements are depreciated over the remaining applicable lease term, or their estimated useful lives, whichever is shorter. Leasehold and building improvements are written-off if the related leasehold or building is vacated. Major renewals and improvements are capitalized, while maintenance, repairs and minor renewals not expected to extend the life of an asset beyond its normal useful life are expensed as incurred. Land is not depreciated.

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairment losses were recognized by the Company as of December 31, 2005 or 2004.

Advertising   Costs.   Promotion  and  advertising   costs,  which  amounted  to
approximately $300,000 and $1,300,000 in 2005 and 2004, respectively, are expensed as incurred.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

Concentrations of Credit Risk. The Company's potential exposure to concentration of credit risk is primarily through cash and accounts receivable. At certain times, the Company has cash balances in excess of Federal Deposit insurance limits, which potentially subject the Company to market and credit risks. At December 31, 2005 the Company had an aggregate cash balance of $430,522 that was not covered by Federal Deposit insurance. This cash balance is maintained at a financial institution with favorable credit ratings, and the Company believes no significant risk of loss exists with respect to this balance.

Financial Instruments. At December 31, 2005 and 2004, the carrying value of the Company's financial instruments, which include cash, accounts receivable, accounts payable, accrued expenses, notes payable and other current liabilities approximates their fair value due to the short-term maturity of those instruments.

Stock-Based Compensation. For the year ended December 31, 2005 and from the date of the 2004 Stock Option Plan's inception through December 31, 2004, the Company did not grant any stock option awards to employees under its 2004 Stock Option Plan. Shares of common stock issued to employees are recorded as compensation expense based on the estimated fair value of the stock at the date of issuance. During the year ended December 31, 2005, the Company recognized $153,731 of compensation expense for shares of common stock issued to employees.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Share-Based Payments (revised
2004), ("SFAS No. 123R"). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective for small business public companies as of the first interim or annual reporting period for their first fiscal year beginning on or after December 15, 2005. Adoption of SFAS No. 123R during the first quarter of 2006 will not have a material effect on the Company's results of operations.

Reclassifications. Certain amounts from prior year have been reclassified to conform to current year presentation.

2. SHARE EXCHANGE AGREEMENT

     On April 1, 2004, under the terms of the Share Exchange Agreement, Tube Media (an inactive public reporting company) acquired 100% of the stock of PMC in exchange for 16,922,464 newly issued shares of common stock of Tube Media. The number of shares of Tube Media exchanged in this transaction represented approximately 80% of the then-issued and outstanding common stock of Tube Media. As a result of this transaction, the former shareholders of PMC own, on a fully diluted basis, approximately 80% of the outstanding common stock of the Company, resulting in a change in control.

     The transaction was accounted for as a reverse merger and recapitalization whereby PMC is deemed to be the acquirer for accounting purposes. Because PMC is deemed to be the surviving accounting and reporting entity, only PMC and its subsidiaries' historical balances and results of operations are reflected in the consolidated financial statements for all periods presented. At April 1, 2004, Tube Media had no identifiable assets or liabilities, therefore the transaction did not have a material effect on PMC's financial condition or results of operations.

3. PROPERTY AND EQUIPMENT

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

Property and equipment consisted of the following at December 31, 2005 and 2004:

Continuing Operations                                   2005            2004
                                                    -----------     -----------
Equipment, furniture and fixtures                   $   732,689     $   347,546
Leasehold improvements                                    2,040           2,040
                                                    -----------     -----------
                                                        734,729         349,586

Less accumulated depreciation and amortization         (296,876)       (103,442)
                                                    -----------     -----------
                                                    $   437,853     $   246,144
                                                    ===========     ===========

Discontinued Operations
Land                                                $        --     $ 5,832,706
Building and building improvements                           --       3,035,116
Equipment, furniture and fixtures                        36,000              --
Leasehold improvements                                       --          16,225
                                                    -----------     -----------
                                                         36,000       8,884,047

Less accumulated depreciation and amortization           (7,900)        (19,818)
                                                    -----------     -----------
                                                    $    28,100     $ 8,864,229
                                                    ===========     ===========

         On December 22, 2004, the Company purchased certain real property in Lauderdale Lakes, Florida consisting of approximately 23 acres of land and a 162,000 square foot building (the "Lauderdale Property"). The Company had intended to develop the property; however, on September 1, 2005, the Company entered into a purchase and sale agreement for $15 million, dated as of August 29, 2005 (the "Agreement for Purchase and Sale"), with Tarragon South Development Corp. ("Tarragon") pursuant to which the Company agreed to sell and Tarragon agreed to buy the Lauderdale Property.

         Depreciation expense for continuing operations was $201,335 for the year ended December 31, 2005 and $65,499 for the year ended December 31, 2004. Additionally, depreciation expense for discontinued operations for the year ended December 31, 2005 and 2004 was $77,166 and $13,058, respectively.

4. NOTES PAYABLE

Convertible Notes and Promissory Notes

Convertible notes payable and promissory notes payable consisted of the following at December 31, 2005 and 2004:

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

                                                           2005             2004
                                                       ------------     ------------
First mortgage note secured by Lauderdale Property     $         --     $  7,000,000
Second mortgage note secured by Lauderdale Property              --        3,000,000
Other convertible and promissory notes                    3,277,818        1,475,000
                                                       ------------     ------------
                                                          3,277,818       11,475,000
Less: current portion                                    (1,832,818)      (7,150,000)
Less: Discount on convertible notes payable              (1,069,592)      (3,470,822)
                                                       ------------     ------------
Notes payable, long term portion, net of discounts     $    375,408     $    854,178
                                                       ============     ============

         As part of the purchase price of the Lauderdale Property (see note 3), the Company issued to the seller on December 22, 2004 a convertible promissory note in the principal amount of $7 million (the "December Buntrock Note"). The note paid interest at an annual rate of 6.5% and was convertible at any time into shares of the Company's common stock at a conversion price of $2.50 per share.

         On September 1, 2005, the Company entered into an agreement to sell the Lauderdale Property to a local real estate developer. The purchase price received for the Lauderdale Property was $15.0 million paid in cash.

         In connection with the purchase and sale agreement for the Lauderdale Property, Tarragon agreed to loan $2.5 million to the Company, advanced in three tranches upon the Company meeting certain conditions. The first two tranches, totaling $1.5 million, was received by the Company on October 21, 2005. The third tranche of $1.0 million was received by the Company on November 17, 2005. These advances were repaid at the time of closing of the purchase and sale agreement on December 28, 2005.

         Also on December 22, 2004, the Company issued a secured convertible term note in the principal amount of $3 million to Mitchell Entertainment Company (the "Mitchell Note"). The Mitchell Note paid interest at an annual rate of 10% and had a maturity date of December 19, 2006. The Mitchell Note could have been converted at any time by the lender into shares of the Company's stock at an initial conversion price of $1.50 per share, subject to anti-dilution protections and certain other adjustments. In connection with the issuance of the Mitchell Note, the Company also issued to the lender warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $2.00 per share. In connection with the issuance of the Mitchell Note, the Company incurred deferred financing fees of approximately $148,000, which is reflected in other assets on the Company's balance sheet. The Mitchell Note was secured by a second mortgage on the Lauderdale Property and by substantially all of the Company's other assets, including the capital stock of its subsidiaries.

         The issuance of the warrants, as well as the existence of an embedded beneficial conversion feature, resulted in the Company recording a discount on the Mitchell Note of $3,000,000 as of the date of issuance. This discount was being accreted as interest expense from the date of issuance to the Mitchell Note's maturity date. The Mitchell Note was paid in full on December 28, 2005.

         On December 28, 2005 the December Buntrock Note, issued in connection with the purchase of the Lauderdale Property, the October Buntrock Note, as defined below, and Mitchell Note were paid in full from the proceeds of the sale of the Lauderdale Property, and the remaining balance of the unamortized discount on the Mitchell Note was charged off as interest expense.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

         On October 21, 2005, the Company issued a promissory note in the aggregate principal amount of $250,000 (the "October Buntrock Note") to the holder of the first mortgage note secured by the Lauderdale Property, as consideration for past defaults by the Company under the first mortgage. The Company did not receive any additional cash proceeds in connection with the October Buntrock Note. The October Buntrock Note bore interest at the applicable Internal Revenue Service federal interest rate per annum, as adjusted from time to time, and matured on the earlier of (i) the date of closing of the purchase and sale of the Lauderdale Property or (ii) December 23, 2005. The October Buntrock Note was paid in full on December 28, 2005.

         In addition, in connection with the October Buntrock Note, the Company and the holder of the first mortgage note on the Lauderdale Property entered into an agreement pursuant to which the holder agreed to waive certain defaults under the first mortgage and the Company agreed to issue 175,000 shares of the Company's common stock to the holder and 125,000 shares to the holder's legal counsel.

         In connection with advances of working capital to the Company, the Company issued in 2005 promissory notes to a stockholder in the amount of $532,818; $350,000 of which was repaid in the same period. The remaining $182,818 is due on various dates in 2006.

         On September 14, 2004, the Company issued a $500,000 convertible promissory note payable to Galt Financial Corporation (the "Galt Note"). The Galt Note pays interest quarterly at an annual rate of 10%, and matures on September 14, 2006. In accordance with the terms of the Galt Note, the lender may convert all or any portion of the outstanding principal into common stock of the Company at a conversion price of $1.00 per share, subject to certain adjustments. In connection with this transaction, the Company issued warrants with a five-year term to purchase a total of 500,000 shares of the Company's common stock at a price of $1.00 per share, subject to certain adjustments. The Company also issued 500,000 shares of its common stock to a principal of the lender as part of this transaction.

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

         The carrying value of the Galt Note at December 31, 2005 was $324,658. The unamortized balance of the discounts on the Galt Note at December 31, 2005 was $175,342. Notwithstanding the financial statement presentation required under accounting principles generally accepted in the United States of America, the Company remains legally obligated to repay the $500,000 principal amounts of the Galt Note, on its maturity date, plus all accrued interest thereon in accordance with the terms of the Galt Note.

         The Company issued convertible promissory notes to various accredited investors in 2004 and 2005, in the aggregate principal amount of $825,000 and $1.3 million, respectively, of which $600,000, plus accrued interest of $24,834 have been converted into 208,278 shares of the Company's common stock. The remaining $1.52 million of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price ranging from $2.00 and $3.00 per share. Also during 2004, the Company issued approximately $2.7 million of promissory notes that were converted, along with $106,187 of accrued interest, into 930,827 shares of the Company's common stock prior to December 31, 2004.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

     The Company also issued in 2004 a promissory note in the amount of $225,000; $75,000 of which was repaid in the same period. The remaining $150,000 promissory note was due May 31, 2005, however, on April 11, 2006, the note was extended until such time the Company raises an additional $2 million in equity or equity related securities in addition to the $2.45 million raised on April 21, 2006.

     In connection with the issuance of the convertible notes, other promissory notes, interim working capital advances, the extension of maturity dates and the performance of certain services, the Company issued to the holders warrants to purchase an aggregate of 8,370,911 shares the Company's common stock. The warrants have a two to five year term and an exercise price ranging from $1.00 to $5.00 per share. The warrants were valued at $5,078,192, and this amount was recorded as a discount to the convertible promissory notes. The unamortized balance of the discount for these notes as of December 31, 2005 and 2004 was $1,069,592 and $90,685, respectively.

     During 2003 the Company issued $600,000 of convertible subordinated debentures and an additional $50,000 of similar debentures in February of 2004. All of these debentures, plus accrued interest of $12,890, were converted into 244,482 shares of the Company's common stock in 2004. Also during 2003, the Company entered into an installment note to purchase equipment in the amount of $62,880. Principal and interest payments are paid monthly, and the outstanding balance on this note as of December 31, 2005 is $36,788.

Related Party Notes

         During 2003, the Company received loans in the aggregate amount of $114,400 from three shareholders of the Company. The loans pay interest at 5% and were due on June 30, 2005. During 2004 the Company received additional loans from an officer of the Company and another major shareholder in the amount of $283,000, which was repaid in 2004 with a portion of the proceeds from the Mitchell Note.

         In June 2004, the Company received loans from and executed two promissory notes totaling $235,000 in favor of DML Marketing Corp., an entity controlled by Donna M. Levy, the wife of David C. Levy, in the principal amount of $150,000, which matured on October 30, 2004, and John P. Grandinetti, who at the time was a significant stockholder of the Company, in the principal amount of $85,000, which matured on October 30, 2004. The notes accrued interest at an annual rate of 5%. These notes were repaid in December 2004.

         In August 2004 and October 2004, the Company received loans from and executed promissory Notes in the principal amounts of $40,000 and $1,000 respectively, in favor of DML Marketing Corp. The notes accrued interest at an annual rate of 5% and matured on November 1, 2004. These notes were repaid in December 2004.

         On March 3, 2004, AGU Music entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. ("PMG") (of which a related party and a shareholder of the Company own a controlling interest, whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP ("ARK21"). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for AGU Music through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement between PMG and ARK21, AGU Music assumed the obligation to repay $350,000 of notes payable to Neil Strum and Ned Siegel, two significant stockholders of the Company. The Company guaranteed payment on the notes. The notes have an annual interest rate of 8%. Approximately $19,000 of the notes were paid in 2004 and the outstanding balance at December 31, 2005 was approximately $331,000. The terms of these notes required monthly payments of principal and interest. The Company had not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement, effective April 15, 2005, with the holders of the notes. Under the terms of the settlement agreement, the notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $345,806. The Company did not make any of the required payments under the new notes. The stockholders filed suit and commenced litigation in the State of Florida and on January 16, 2006, the Company and the stockholders reached an agreement which required the immediate payment of $175,000 to the stockholders, and a subsequent payment of $125,000 on February 15, 2006, subject to a personal guarantee by David Levy, President of the Company and Donna Levy, his wife, as a complete settlement of the Distribution Agreement and dispute.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

         During 2005, the Company received loans in the aggregate amount of approximately $1.5 million from, David Levy and DML Marketing, of which $679,025 were repaid as of December 31, 2005, leaving an amount outstanding as of December 31, 2005 of $780,803. On April 3, 2006, the Company repaid a promissory note dated December 9, 2005 to DML Marketing, in the amount of $108,377. The loans, which are considered working capital advances, generally pay interest at 10% and are due upon additional equity transactions. In April 2006, the Company repaid DML Marketing $108,000 leaving an amount outstanding of $672,803. The Company has also issued warrants to purchase up to 800,000 shares of common stock to DML Marketing at $1.50 per share. On April 3, 2006, the warrants were amended to change the exercise price per share to $2.00.

         The Company also received promissory notes from, Dr. Robert A. Kast and his family during 2005 in the aggregate amount of $700,000, including the extension of a $150,000 promissory note, which was originally issued in 2004. As of December 31, 2005, $375,000 was unpaid and in default. The $150,000 promissory note originally paid interest at 8% interest, which was increased to 10% until its repayment in 2005. The $700,000 promissory notes pay interest at 6% and were due at various dates in 2005. On April 12, 2006, the due date of the remaining $375,000 promissory notes was extended until such time as the Company raises an additional $2 million of equity or equity related securities in addition to the $2.45 million raised on April 21, 2006. The Company has also issued warrants to purchase up to 3,128,575 shares of common stock to Dr. Robert
A. Kast.

         Aggregate maturities of the Company's promissory notes and convertible notes payable as of December 31, 2005 are as follows:

                            Fiscal Year                            Amount
          ------------------------------------------------      -----------
            2006                                                $ 3,073,828
            2007                                                  1,445,000
                                                                -----------
                                                                $ 4,518,828
                                                                ===========

Also see Note 7, Legal Proceedings, for settlements of relating party notes.

5. CAPITAL LEASES

     The Company is obligated under various capital leases, primarily computer equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. Capital lease obligations totaling $21,183 require minimum monthly lease payments with interest rates ranging from 15.5% to 17.8%.

     Future capital lease obligations as of December 31, 2005 were as follows:

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

                            Fiscal Year                           Amount
          ------------------------------------------------      ---------
          2006                                                  $  11,278
          2007                                                      1,636
                                                                ---------
          Principal                                                12,914
          Interest                                                     --
                                                                ---------
                                                                   12,914
          Current Portion                                          11,278
                                                                ---------
          Long-term Portion                                     $   1,636
                                                                =========

     Equipment leased under capital leases as of December 31, 2005 and 2004, amounts to $10,408 and $30,268, respectively, net of accumulated depreciation of $24,335 and $17,271, respectively.

6. INTANGIBLES

        Intangible assets at December 31, 2005 were as follows:

                                Value at       Accumulated        Balance at
                              acquisition      amortization    December 31, 2005
                              -----------      ------------    -----------------
Distribution agreements
(see Note 4)                   $  822,000      $ (251,200)        $  570,800
Other intangibles                 651,035      $ (144,674)           506,361
                               ----------      ----------         ----------
Total intangibles              $1,473,035      $ (395,874)        $1,077,161
                               ==========      ==========         ==========

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
                               ==========      ==========         ==========

    The distribution agreement with ARK21 is being amortized on a straight line basis over a period of three years. Distribution agreements also include $472,000 in connection with a distribution agreement to broadcast the Tube Music Network on various television stations. The distribution agreement is being amortized over a five year period, which is the initial term of the agreement. Other intangibles include $651,035 of costs to develop network logos, graphic templates and on-air interstitials for The Tube. Under the terms of an amended agreement with the developer of these assets, the Company agreed to pay the developer $200,000 in cash and 150,000 shares of common stock, which is being amortized on a straight line basis over a period of three years. Amortization expense for 2004 and 2005 was $87,300 and $308,574, respectively. Aggregate amortization expense over the next five years is expected to be as follows:

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

         For the year ending December 31:
         --------------------------------
         2006                                                 $ 428,212
         2007                                                 $ 340,612
         2008                                                 $ 166,737
         2009                                                 $  94,400
         2010                                                 $  47,200

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases certain warehouse space under a non-cancelable operating lease that expires on October 31, 2006. Rent expense for this operating lease was $16,614 for the year ended December 31, 2005 and $16,918 for the year ended December 31, 2004. Future minimum annual rental obligations as of December 31, 2005 are as follows:

                                                               Operating
                 Fiscal Year                                    Leases
         ----------------------------------------------------------------
           2006                                               $   14,190
                                                              ==========

         The  Company  also  leases   certain  office  and  studio  space  under
month-to-month rental agreements which are cancellable at any time with thirty days notice.

Legal Proceedings

         On January 27, 2005, the Company was served with a summons and notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, which indicates that the Plaintiffs commenced an action against the Company. Although the Company expressly denies any allegation of wrongdoing on its part a settlement agreement was reached between parties on December 12, 2005 in the amount of $73,809, which was paid in full.

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

         In an action initiated by Michael Jay Solomon ("Solomon") against the Company for breach of contract, Solomon asserts that the Company failed to pay him approximately $100,000 in connection with his resignation from the Company, $50,000 of which was alleged an agreed upon sum plus $50,000 for asserted reimbursements. The Company is aggressively defending this action. The parties have begun the discovery stage of the action wherein each party will seek documents and other evidence from the other to support their positions.

         An action was initiated by Lalah Hathaway against MB Recordings, Inc. d/b/a Mesa Blue Moon naming the Company as a defendant in the action as a result of an alleged agreement between MB Recordings and AGU Music, for which Hathaway asserts AGU Music is liable for her damages caused by MB Recordings. This action is still in the pleading stage and AGU Music has not yet been required to file a response to the action.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

         MB Recording, Inc. has also filed a cross-claim against AGU Music and the Company in connection with an alleged agreement between the Company and MB Recordings. AGU Music has not been served with the cross-complaint and AGU Music has not been required to file a response to said cross-complaint.

         On May 5, 2005, the Company entered into a settlement and mutual release agreement, effective as of April 15, 2005 (the "Initial Settlement Agreement"), with Ned Siegel, Neil Strum and Strum Brothers Investment, LLC (the "Settlement Parties"). The Company guaranteed the repayment of the notes AGU Music assumed on March 3, 2004 to repay $350,000 to Ned Siegel and Neil Strum (the "Notes") in connection with the assumption of a distribution agreement. Pursuant to the Initial Settlement Agreement, the Notes were cancelled and replaced with new notes having a principal beginning balance of $345,806 (the "New Notes"). The Company did not make any of the required payments under the New Notes and/or Initial Settlement Agreement.

         On February 1, 2006, the Company entered into a settlement and mutual release agreement, effective January 16, 2006 (the "Final Settlement Agreement"), with the Settlement Parties. Pursuant to the terms of the Final Settlement Agreement, the Company (i) was required to pay the Settlement Parties the sum of $175,000 upon the execution of the Final Settlement Agreement and
(ii) was required to pay the Settlement Parties the sum of $125,000 on a date no later than February 15, 2006. As of February 22, 2006, the Company had made all of the required payments under the Final Settlement Agreement. In connection with the Final Settlement Agreement, the Settlement Parties agreed to dismiss, with prejudice, the litigation they filed against the Company on September 1, 2005 in the Superior Court of the State of California for the County of Los Angeles in connection with (i) the Company's failure to make the required payments due under the New Notes and (ii) other disputes between the Company and Neil Strum. In addition, the Settlement Parties and the Company released each other from all past claims the parties have or may have against each other in connection such litigation. Simultaneously with the execution of the Final Settlement Agreement, David Levy, Chief Executive Officer of the Company, and Donna Levy, his wife, executed personal guaranty agreements in the amount of $125,000 in favor of the Settlement Parties.

         The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

Other

         During 2004 and 2005, the Company did not remit its payroll taxes timely due to liquidity issues. The Company has recorded a liability for the 2004 unpaid payroll taxes in the amount of $45,147 and the expected interest and penalties for 2004 in the amount of $26,920. In 2005 all of the payroll taxes have been paid with the exception of $157,936. The Company has recorded this amount as a liability in 2005, and an estimate of the expected interest and penalties in respect of the late taxes for 2005, in the amount of $123,469. The Company believes the amounts reserved are adequate in all material respects.

8. STOCKHOLDERS' EQUITY

         During 2005, the Company issued an aggregate of 300,475 shares of common stock to third parties in exchange for services performed. These services were valued at $719,146 for fiscal year ended December 31, 2005. The Company issued 646,106 shares of common stock to employees and directors in 2005, and recorded compensation expense of $1,519,123. The Company issued 200,000 shares of common stock pursuant to a charter affiliation agreement. The charter affiliation agreement provides distribution services for five years which were valued at $472,000 for fiscal year ended December 31, 2005. The Company issued 135,083 shares of common stock to settle certain liabilities of $370,713. The Company issued 500,000 shares of common stock to two co-founders in settlement of a dispute and recorded settlement expenses of $1,180,000. The Company also issued 97,800 shares of common stock in connection with certain equipment purchases. These purchases were valued at $244,500 for fiscal year ended December 31, 2005. In November 2005, the Company issued 300,000 shares of common stock in connection with the extension of the Buntrock Note's Maturity prior to the sale of the Lauderdale Property valued at $405,000. Also, the Company issued 60,000 shares in connection with amending the terms of certain notes payable and recorded $138,006 in interest expense and 4,671 shares of common stock for payment of interest expense in lieu of cash and recorded $9,178 in interest expense.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

         During 2005 and 2004 the Company issued warrants to purchase 670,000 and 2,682,336 shares of common stock, respectively, in connection with the issuance of convertible promissory notes (see Note 4). The warrants have exercise prices ranging from $1.00 to $3.00 per share and generally expire on the maturity dates of the respective convertible promissory notes with which they were issued. In addition, the Company issued warrants to purchase 2,553,575 shares of common stock at an exercise price of $3.00 per share, warrants to purchase 25,000 shares of common stock at an exercise price of $2.00 per share and warrants to purchase 550,000 shares of common stock at exercise prices of $2 per share to $5 per share to a significant stockholder in consideration for his converting a substantial portion of his holdings of Company promissory notes to common stock, for his extending the maturity dates of some of the other promissory notes of the Company and for his extension of additional debt. The Company also issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.50 per share to the holder of the Mitchell Note in connection with advances made to the Company during 2005. The Company also issued warrants to purchase 50,000 shares of common stock at an exercise price of $3 per share to two investors in consideration for a $150,000 promissory note. The Company also issued warrants to purchase 200,000 shares of common stock at an exercise price of $2 per share to an investor in consideration for a $200,000 promissory note. The Company also issued warrants to purchase 30,000 shares of common stock at an exercise price of $2 per share to an existing investor. The Company also issued warrants to purchase 1,300,000 shares of common stock at an exercise price of $2 per share to certain investors in consideration for interim advances of working capital. The Company also issued warrants to purchase 10,000 shares of common stock at an exercise price of $3 per share to an investor in consideration for services performed for the Company. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 50%; risk free interest rate of 3.5%; and expected life from one to ten years. The aggregate value of the warrants issued during 2005 was $4,987,507, and this amount was recorded at a discount on the Company's convertible debt with an offset to paid-in-capital. The discount is being amortized on a pro rata basis over the life of the respective convertible debt instruments. The unamortized balance of the discount for all notes as of December 31, 2005 was $1,069,592. No warrants were exercised during 2005 and 8,370,911 warrants were outstanding at December 31, 2005.

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

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

     On October 20, 2004, the Company's shareholders approved The 2004 Stock Option and Stock Incentive Plan ("the Plan"). The purpose of the Plan is to promote the long-term interests of the Company and its shareholders by providing a means for attracting and retaining officers, directors and other key employees of and consultants to the Company and its affiliates by providing for awards in the form of options to purchase the Company's common stock or grants of shares of restricted stock. No awards were granted under the Plan during 2005 and 2004 and there were no stock options outstanding under the Plan as of December 31, 2004.

     During 2004 the Company issued warrants to purchase 2,682,336 shares of the Company's common stock in connection with the issuance of convertible promissory notes (see note 4). The warrants have exercise prices ranging from $1.00 to $3.00 per share and generally expire on the maturity dates of the respective convertible promissory notes with which they were issued. No warrants were exercised during 2004 and warrants to purchase 2,682,336 shares of the Company's common stock were outstanding at December 31, 2004.

     There were 26,046,711 and 23,392,576 shares of common stock outstanding at December 31, 2005 and 2004, respectively.

9. INCOME TAXES

     The components of the provision (benefit) for income taxes consisted of the following:

                                                           2005          2004
                                                        ----------    ----------
Current provision (benefit):
          Federal                                       $       --    $       --
          State                                                 --            --
                                                        ----------    ----------
Total current                                                   --            --
Deferred provision (benefit):
          Federal                                               --            --
          State                                                 --            --
                                                        ----------    ----------
Total deferred                                                  --            --
                                                        ----------    ----------
Total provision (benefit) for income taxes              $       --    $       --
                                                        ==========    ==========

    The reconciliation of the Company's tax benefit based on the U.S. federal statutory income tax rate to the Company's effective tax rate was as follows:

                                                             Continuing     Discontinued
                                            Consolidated     Operations      Operations
                                            -------------------------------------------
Tax at U.S. federal statutory tax of 34%    $(4,834,892)    $(5,433,810)    $   598,918
Increase in federal valuation reserves        3,303,638       3,902,556        (598,918)
Permanent items                               1,483,994       1,483,994              --
Other provision/return                           47,260          47,260              --
                                            -------------------------------------------
Total income tax benefit                    $        --     $        --     $        --
                                            -------------------------------------------

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2005 and December 31, 2004 were as follows:

                                                      2005             2004
Deferred Tax Assets (Liabilities)
          Net operating loss carry forwards       $  5,676,526     $  2,251,379
          Start-up expenses                             89,121          127,316
          Organizational expenditures                   66,920           95,599
          Allowance for doubtful accounts               74,367               --
          Accrued expenses                             210,824               --
          Property, Plant, Equipment & other                --          (11,263)
          Other                                         72,202           35,033
                                                  ------------     ------------

              Total deferred tax assets              6,189,960       24,498,064
          Less: Valuation allowance                 (6,189,960)     (24,498,064)
                                                  ------------     ------------
Net Deferred Tax Asset (Liability)                $         --     $         --
                                                  ------------     ------------

The valuation allowances as of December 31, 2005, and December 31, 2004 were established due to the Company's determination that it is more likely than not that the Company will not generate sufficient future taxable income to utilize its deferred tax assets. The valuation allowance increased by $3,691,896 from 2004 to 2005. The Company has approximately $15.0 million of net operating loss carry forwards which begin to expire in 2023. A portion of these losses is subject to limitations regarding the offset of the Company's future taxable income, including limitations resulting from changes in ownership of greater than 50% of the Company's common stock as a result of the issuance by the Company of additional common stock.

10. SEGMENT REPORTING

     The Company has two reportable operating segments: The Tube Music Network ("The Tube") and AGU Music. The Tube airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. When fully operational, the Company expects that The Tube, which has not generated revenues to date, will generate revenues by selling advertising time and through direct sales of music related to the content broadcasted on the network. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). Each segment is separately managed and is evaluated by the Company's management for the purpose of allocating the Company's resources. The Company also has a corporate headquarters function, which does not meet the criteria of a reportable operating segment. Interest expense and corporate expenses are not allocated to the operating segments.

    The table below presents information about reportable segments for the years ended December 31, 2005 and December 31, 2004.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

                                                                      2005            2004
                                                                   -----------     -----------
Revenues
   AGU Music                                                       $   360,503     $   906,605
   The Tube                                                                 --              --
                                                                   -----------     -----------
      Consolidated revenues before discontinued operations             360,503         906,605
   Discontinued Operations                                             146,463          50,325
                                                                   -----------     -----------
      Consolidated revenues                                        $   506,966     $   956,930
                                                                   ===========     ===========

Operating income (loss)
   AGU Music                                                       $  (854,441)    $(1,344,827)
   The Tube                                                         (3,593,907)     (2,554,618)
                                                                   -----------     -----------
      Segment loss before corporate and discontinued operations     (4,448,348)     (3,899,445)
   Corporate                                                        (3,702,518)     (1,583,911)
   Discontinued operations                                          (1,309,274)       (103,281)
                                                                   -----------     -----------
      Consolidated operating loss                                  $(9,460,140)    $(5,586,637)
                                                                   ===========     ===========

Depreciation and amortization
   AGU Music                                                       $   130,356     $   100,699
   The Tube                                                            331,764          44,456
                                                                   -----------     -----------
      Segment total before discontinued operations                     462,120         145,155
   Corporate                                                            47,789          45,760
   Discontinued operations                                              77,166           3,148
                                                                   -----------     -----------
           Consolidated depreciation and amortization              $   587,075     $   194,063
                                                                   ===========     ===========

Expenditures for long-lived assets
   AGU Music                                                       $        --     $    13,566
   The Tube                                                            368,747         326,710
                                                                   -----------     -----------
      Segment total before discontinued operations                     368,747         340,276
   Corporate                                                                --         181,686
   Discontinued operations                                              87,500         955,531
                                                                   -----------     -----------
      Consolidated expenditures for long lived assets              $   456,247     $ 1,477,493
                                                                   ===========     ===========

     The table below reconciles the measurement of segment profit (loss) shown in the previous table to the Company's consolidated income (loss) before taxes:

                                                        2005           2004
                                                    ------------   ------------
Total segment loss                                  $ (4,448,348)  $ (3,784,018)
Operating loss - corporate                            (3,702,518)    (1,583,911)
Interest expense                                      (6,560,928)      (303,753)
Settlement expense                                    (1,270,000)            --
                                                    ------------   ------------
Loss before income tax and discontinued operations  $(15,981,794)  $ (5,669,678)
                                                    ============   ============

The table below shows information regarding segment assets:

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

                                                          2005          2004
                                                       -----------   -----------
Segment assets
   AGU Music                                           $   580,887   $   845,722
   The Tube                                              1,302,182       800,506
                                                       -----------   -----------
       Segment total before discontinued operations      1,883,069     1,646,228
   Corporate                                               454,281     1,317,227
   Discontinued Operations                                 379,328     8,729,442
                                                       -----------   -----------
       Consolidated total assets                       $ 2,716,678   $11,692,897
                                                       ===========   ===========

    With the exception of de minimis sales generated in Canada by AGU Music, the Company did not generate any revenues outside the United States of America for the years ending December 31, 2005 and 2004, and the Company did not have any assets located outside the United States of America. During the year ended December 31, 2005, approximately 40% of the Company's revenues were generated through sales of the Lalah Hathaway album.

11. RELATED PARTY TRANSACTIONS

         The Company, initially known as Lexington Barron Technologies, Inc., was incorporated in the State of Colorado on August 23, 2000. From its inception through April 1, 2004, Lexington Barron Technologies, Inc. conducted no significant operations or other activities. On March 15, 2004, Lexington Barron Technologies, Inc. entered into a stock exchange agreement with Pyramid Music Corp., a Florida corporation. Under the terms of the stock exchange agreement, Lexington Barron Technologies, Inc. acquired 100% of the outstanding common stock of Pyramid Music Corp. in exchange for 16,922,464 shares of common stock of Lexington Barron Technologies, Inc. As a result of the share exchange, which was consummated on April 1, 2004, the former shareholders of Pyramid Music Corp. owned, on a fully diluted basis, approximately 80% of the then-issued and outstanding shares of common stock of Lexington Barron Technologies, Inc. and the former principal owners of Lexington Barron Technologies, Inc.'s common stock (who are former directors of the company) owned, on a fully diluted basis, approximately 20% of the then-issued and outstanding shares of Lexington Barron Technologies, Inc. On March 26, 2004, Lexington Barron Technologies, Inc. amended its articles of incorporation to change its name to AGU Entertainment Corp., and on February 25, 2006, the Company amended and restated its certificate of incorporation to change its name to The Tube Media Corp. In connection with the share exchange, the then board of directors of the Company appointed nominees selected by the former shareholders of Pyramid Music Corp. to fill the existing vacancies on the Company's board of directors. The former directors resigned as members of our board of directors.

         Effective December 8, 2004, Allen Jacobi resigned as President of AGU Music, Inc., one of our subsidiaries. The Company was not obligated to make any payments to him under the termination provisions of his former employment agreement. On December 8, 2004, as part of his resignation, we and our subsidiaries entered into a mutual release and settlement agreement with Allen Jacobi, Josh Danoff, Jeff Shane, Delsy Gutierrez, each an employee of Allen Jacobi, Pyramid Records Corp., a Florida corporation, and Pyramid Media Group, Inc., referred to herein as the Pyramid Parties. Under the terms of the mutual release and settlement agreement, the Pyramid Parties had to deliver all rights to certain master recordings to the Company, pay all brokerage commissions under the license agreement, deliver all business files and computers to the Company, forfeit all rights to a telephone number and notify parties to certain agreements that the Pyramid Parties are no longer authorized to act on the Company's behalf. The terms of the mutual release and settlement agreement provided for the Company to pay $11,000 for an outstanding legal bill owed by Pyramid Records Corp. to a third party, permit Allen Jacobi to retain $40,000 received under a license agreement, transfer any rights to the existing Stephen Stills contract to Allen Jacobi, subject to approval by the artist, and relinquish all rights to an internet domain name. The Company was also entitled to all future monies to be received under the license agreement.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

         In June 2004, the Company received loans from and executed two promissory notes totaling $235,000 in favor of DML Marketing Corp., an entity controlled by Donna M. Levy, the wife of David C. Levy, in the principal amount of $150,000, which matured on October 30, 2004, and John P. Grandinetti, who at the time was a significant stockholder of the Company, in the principal amount of $85,000, which matured on October 30, 2004. The notes accrued interest at an annual rate of 5%. These notes were repaid in December 2004.

         In August 2004 and October 2004, the Company received loans from and executed promissory Notes in the principal amounts of $40,000 and $1,000 respectively, in favor of DML Marketing Corp. The notes accrued interest at an annual rate of 5% and matured on November 1, 2004. These notes were repaid in December 2004.

         Accounts payable to related parties at December 31, 2004 totaled approximately $120,000. Included in this amount was $1,000 in consulting services and expenses provided by a director.

         In December 2004, the Company offset a note receivable from David Levy in the amount of $15,500 against deferred salary, which had been deferred under an employment agreement.

         For the period from May 20, 2003 (inception) through December 31, 2005, the Company received various computer and internet services totaling $39,866 from Broad Vision Group, an entity owned by John P. Grandinetti. In June 2004, $36,000 was converted into common stock of the Company. At December 31, 2005 $0 was unpaid.

         For the period from May 20, 2003 (inception) through December 2005, the Company received various consulting services totaling approximately $97,206 from Dr. Robert A. Kast, a significant stockholder of the Company. At December 31, 2005 approximately $97,206 was unpaid.

         Additionally, David Levy and John Poling, two executive officers of the Company, agreed to defer a portion of their salaries payable under their employment agreements until such time as adequate capital has been raised by the Company. Mr. Levy and Mr. Poling have both agreed to discontinue the deferral and waived any rights to the deferred amounts. The amount waived was approximately $213,000, and was credited to compensation during the year ended December 31, 2005.

         On March 3, 2004, in connection with the Distribution Agreement and assignment of certain assets of PMG (see Note 5), the Company assumed the obligation to repay $350,000 of notes payable to Neil Strum and Ned Siegel, two significant stockholders of the Company. The notes have an annual interest rate of 8%. Payments commenced in March of 2004, and the balance due as of September 30, 2004 was approximately $331,000. The terms of these notes required monthly payments of principal and interest. The Company had not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement, effective April 15, 2005, with the holders of the notes. Under the terms of the settlement agreement, the notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $345,806. The Company did not make any of the required payments under the new notes. The stockholders filed suit and commenced litigation in the State of Florida and on January 16, 2006, the Company and the stockholders reached an agreement which required the immediate payment of $175,000 to the stockholders, and a subsequent payment of $125,000 on February 15, 2006, subject to a personal guarantee by David Levy, President of the Company and Donna Levy, his wife, as a complete settlement of the Distribution Agreement and dispute.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

         Prior to his appointment as a director of the Company on November 1, 2004, Mr. Gelberg was paid approximately $8,800 in 2004 and $14,775 in 2005, for consulting services provided to the Company. Mr. Gelberg resigned as a director of the Company on January 24, 2006. At December 31, 2005, approximately $2,500 of director fees was unpaid.

         During 2005, the Company received loans in the aggregate amount of approximately $1.5 million from, David Levy and DML Marketing, of which $679,025 were repaid as of December 31, 2005, leaving an amount outstanding as of December 31, 2005 of $780,803. On April 3, 2006, the Company repaid a promissory note dated December 9, 2005 to DML Marketing, in the amount of $108,377. The loans, which are considered working capital advances, generally pay interest at 10% and are due upon additional equity transactions. In April 2006, the Company repaid DML Marketing $108,000 leaving an amount outstanding of $672,803. The Company has also issued warrants to purchase up to 800,000 shares of common stock to DML Marketing at $1.50 per share. On April 3, 2006, the warrants were amended to change the exercise price per share to $2.00.

         The Company also received promissory notes from, Dr. Robert A. Kast and his family during 2005 in the aggregate amount of $700,000, including the extension of a $150,000 promissory note, which was originally issued in 2004. As of December 31, 2005, $375,000 was unpaid. The $150,000 promissory note, which was originally at 8% interest, currently pays interest at 10% and was due in March 2005. The $700,000 promissory notes pay interest at 6% and were due at various dates in 2005. On April 12, 2006, the due date of these promissory notes was extended until such time as the Company raises an additional $2 million of equity or equity related securities in addition to the $2.45 million raised on April 21, 2006. The Company has also issued warrants to purchase up to 3,128,575 shares of common stock to Dr. Robert A. Kast.

         The Company has an employment agreement with David Levy, dated as of April 1, 2004. Mr. Levy serves as the Company's President. The agreement terminates on March 23, 2009 and may be extended for subsequent one-year periods by both parties signing an extension prior to 30 days of the expiration date. Under the agreement, Mr. Levy is entitled to receive an annual salary of $350,000 or such greater amount as the board of directors may determine. This annual salary increased 5% on March 23, 2005. Under the agreement, Mr. Levy deferred any salary in excess of $2,500 per week until the Company raises a minimum of $5,000,000 in equity or equity equivalents. If Mr. Levy is terminated without cause, the Company must pay him any of his annual salary that has accrued, and an amount equal to the lesser of his annual salary for the number of months remaining in the term of the agreement or his monthly salary multiplied by 24.

         The Company has an employment agreement with Les Garland, dated July 2003 and amended as of March 1, 2006. Mr. Garland serves as Chief Executive Officer of The Tube. Under the agreement, Mr. Garland is entitled to receive an annual salary of $350,000 of which amount was increased to $450,000 by the board of directors of the Company effective July 1, 2005. Under the agreement, Mr. Garland is also entitled to a $50,000 bonus in 2006, bonuses based on the advertising revenue of the Tube and the Company and performance bonuses based on the profits earned by The Tube. Effective January 1, 2007 and January 1, 2008, Mr. Garland is entitled to receive an annual salary of $550,000 and $650,000, respectively. If Mr. Garland is terminated without cause or resigns for good reasons, the Company must pay him monthly installments during the severance period in an amount equal to one-twelfth of his base salary. If the Company undergoes a change of control, the Company must pay Mr. Garland a fee equal to 3% of the aggregate market value of the business combination, with a minimum of $3 million and a maximum of $10 million. If Mr. Garland introduces the transaction to the Company, there is no maximum.

         The  Company has an  employment  agreement  with John W.  Poling  dated
November 1, 2004 and amended on December 28, 2005. Mr. Poling serves as the Company's Executive Vice President and Chief Financial Officer. Under the agreement, Mr. Poling is entitled to receive an annual salary of $200,000. Under the amendment, salary will no longer be deferred and the annual salary was set at $160,000. Mr. Poling also agreed to waive his right to receive any of his deferred salary. In the event Mr. Poling is terminated without cause, he will be entitled to severance equal to one year's salary and payable in 12 monthly payments.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

12. GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $4.3 million and a shareholders deficiency of approximately $3.2 million at December 31, 2005, as well as a net loss of approximately $14.2 million and net cash used in operations of approximately $5.5 million for the year ended December 31, 2005 and de minimis cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company's television network and recorded music business.

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

13. SUBSEQUENT EVENTS

     During the first quarter of 2006, the Company received loans in the aggregate amount of $326,816 from three stockholders of the Company, who are related parties, of which $76,000 was repaid as of March 31, 2006, leaving an amount outstanding as of March 31, 2006 of $250,816. The loans, which are considered working capital advances, pay interest at 10% and are due when subsequent financing occurs.

     During the first quarter of 2006, the Company issued 135,419 shares of common stock to third parties for services performed to the Company, 5,000 shares of common stock to directors as compensation for services on the Company's Board of Directors and 5,711 shares of common stock to an investor as interest payment on a note payable.

     During the first quarter of 2006, the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $210,000. These convertible promissory notes pay interest at 10% and are due on the second anniversary of their issuance date and are convertible into shares of the Company's common stock at the option of each holder at a conversion price of $2.50 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 84,000 warrants to purchase the Company's common stock. The common stock purchase warrants have two year terms and the exercise price is $2.50 per share.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

     The Company also issued a convertible promissory note of $300,000 to an accredited investor on March 21, 2006. This convertible promissory note pays interest at 10% and is due on the second anniversary of its issuance date and is convertible into shares of the Company's common stock at the option of the holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder a warrant to purchase 100,000 shares of the Company's common stock. The common stock purchase warrant has a two year term and the exercise price is $3.00 per share.

     On February 25, 2006, AGU Entertainment Corp. changed its name to The Tube Media Corp. The name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of the Company into the Company. The Company was the surviving corporation and, in connection with the merger, the Company amended its Certificate of Incorporation to change its name pursuant to the Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware. The Company also amended its Bylaws to reflect the name change and restated its Certificate of Incorporation.

     The Company has an employment agreement with Les Garland, dated July 2003 and amended as of March 1, 2006. Mr. Garland serves as Chief Executive Officer of The Tube. Under the agreement, Mr. Garland is entitled to receive an annual salary of $350,000 of which amount was increased to $450,000 by the board of directors of the Company effective July 1, 2005. Under the agreement, Mr. Garland is also entitled to a $50,000 bonus in 2006, bonuses based on the advertising revenue of the Tube and the Company and performance bonuses based on the profits earned by The Tube. Effective January 1, 2007 and January 1, 2008, Mr. Garland is entitled to receive an annual salary of $550,000 and $650,000, respectively. If Mr. Garland is terminated without cause or resigns for good reasons, the Company must pay him monthly installments during the severance period in an amount equal to one-twelfth of his base salary. If the Company undergoes a change of control, the Company must pay Mr. Garland a fee equal to 3% of the aggregate market value of the business combination, with a minimum of $3 million and a maximum of $10 million. If Mr. Garland introduces the transaction to the Company, there is no maximum.

     On March 3, 2004, in connection with the Distribution Agreement and assignment of certain assets of PMG (see note 5), the Company assumed the obligation to repay $350,000 of notes payable to two shareholders of the Company. The notes have an annual interest rate of 8%. Payments commenced in March of 2004, and the balance due as of September 30, 2004 was approximately $331,000. The terms of these notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004. The shareholders filed suit and commenced litigation in the State of Florida. On January 16, 2006, the Company and the shareholders reached an agreement which required the immediate payment of $175,000 to the shareholders, and a subsequent payment of $125,000 on February 15, 2006, subject to a personal guarantee by David Levy, President of the Company and Donna Levy, his wife as a complete settlement of the Distribution Agreement and dispute.

     On March 6, 2006, The Tube, entered into a charter affiliation agreement, with the Tribune Broadcasting Company ("Tribune"). The charter affiliation agreement provides that Tribune will have the exclusive right and obligation to transmit The Tube's music network via broadcast television from Tribune's existing and acquired stations in the designated markets specified in the charter affiliation agreement.

     The charter affiliation agreement provides the terms and conditions of broadcasting, as well as the obligations of each of the parties. Pursuant to the terms of the charter affiliation agreement, The Tube will pay a portion of its advertising revenue and a portion of the revenue that it receives from the sale of products on The Tube's music network to Tribune as compensation, and other compensation as described in the Tribune Letter Agreement (as defined below).

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

     The charter affiliation agreement has an initial term that commences on the effective date of the charter affiliation agreement and expires on March 31, 2011. The initial term automatically renews for an additional four years if Tribune fails to notify The Tube of its desire to terminate the charter affiliation agreement at least six months prior to the scheduled expiration date. Tribune may terminate the charter affiliation agreement upon at least 45 days prior written notice to The Tube if The Tube's music network is being distributed to less than a specified percentage of television households or cable households. In connection with the charter affiliation agreement, the parties also entered into a letter agreement, dated March 6, 2006 (the "Tribune Letter Agreement"), pursuant to which the Company agreed to issue to Tribune (i) within 10 days after the execution of the charter affiliation agreement, a common stock purchase warrant to purchase shares of the Company's common stock, par value $0.0001 per share (the "common stock"), at an exercise price of $2.25 per share, and shares of common stock; (ii) upon Tribune's transmission of The Tube's music network to television stations in markets that represent 75% of all television households in the markets where Tribune owns and/or operates broadcast television stations, a common stock purchase warrant to purchase shares of common stock at an exercise price of $2.50 per share; and (iii) a specified number of shares of common stock for each 11,000,000 television households (or pro rata if less than 11,000,000) that first receive The Tube's music network as a result of a launch of The Tube's music network on a Tribune television station; provided, however, that television households that receive The Tube's music network in markets with less than 100,000 television households will not be included in the calculation of television households. The Company granted "piggyback" registration rights with respect to all of the securities to be issued under the Tribune Letter Agreement. Each common stock purchase warrant entitles its holder to purchase one share of common stock for either $2.25 or $2.50 per share, subject to adjustments for stock splits, reverse splits and stock dividends. In addition, if the Company issues or sells shares of common stock in certain subsequent issuances for a price per share that is less than the applicable exercise price of the common stock purchase warrant, the exercise price will be reduced. The exercise price of the common stock purchase warrants will also be adjusted if the Company issues, sells or grants options, warrants or other securities or rights to subscribe to or exercisable for common stock in an issuance not specifically exempt by the terms of the common stock purchase warrants. The common stock purchase warrants may be exercised at any time prior to the earlier of the tenth anniversary of the issuance of the common stock purchase warrant or the termination or expiration of the charter affiliation agreement.

     Pursuant to the terms of the Tribune Letter Agreement, The Tube agreed that if, in relation to any third party that owns or operates broadcast television stations and distributes The Tube's music network, The Tube or the Company provide to such third party (i) a greater percentage of the advertising revenue or revenue that it receives from the sale of products on The Tube's music network than that provided to Tribune or (ii) equity securities at a ratio more favorable than that provided to Tribune for each 11,000,000 television households, The Tube will offer such greater percentage or more favorable ratio to Tribune. If the granting of such greater percentage or more favorable ratio requires such third party to perform any material obligation not being performed by Tribune, then Tribune must perform such material obligation in order to receive the greater percentage or more favorable ratio.

     The Tribune Letter Agreement grants Tribune the right to attend all meetings of the board of directors and committees of the board of directors of the Company and The Tube, and to receive any information given to the members of the board of directors of the Company and The Tube. The Company also agreed not to issue any equity in The Tube (or securities convertible into or exchangeable for equity in the Tube) during the term of the charter affiliation agreement.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

     On March 22, 2006, The Tube also entered into a charter affiliation agreement with Sinclair television Group, Inc. ("Sinclair"). The charter affiliation agreement provides that Sinclair will have the exclusive right and obligation to transmit The Tube's music network from Sinclair's existing and acquired stations in the designated markets specified in the affiliation agreement.

     The   affiliation   agreement   provides  the  terms  and   conditions   of
broadcasting, as well as the obligations of each of the parties.

     Pursuant to the terms of the affiliation agreement, The Tube will pay a portion of its advertising revenue and a portion of the revenue that it receives from the sale of products on The Tube's music network to Sinclair as compensation, and other compensation as described in the Sinclair Letter Agreement (as defined below). The affiliation agreement has an initial term of five years that commences on the earlier of (i) the date on which The Tube's music network is initially transmitted by Sinclair's first station; or (ii) March 31, 2006. Sinclair may renew the affiliation agreement for two successive terms of five years each upon written notice to The Tube no later than 120 days prior to the expiration of the initial term or the first renewal term, as applicable. Sinclair may terminate the affiliation agreement as of March 31, 2007 with no liability upon written notice to The Tube no later than December 31, 2006. If at least 60 days prior to the end of the fourth year of the initial term, The Tube notifies Sinclair that it does not intend to pay the compensation specified in the Sinclair Letter Agreement (as defined below), Sinclair may terminate the affiliation agreement upon at least 45 days prior written notice to The Tube.

     In connection with the affiliation agreement, the parties also entered into a letter agreement, dated March 22, 2006 (the "Sinclair Letter Agreement"), pursuant to which the Company agreed to issue to Sinclair (i) within 20 days after the execution of the affiliation agreement, a common stock purchase warrant to purchase shares of the common stock, at an exercise price of $2.25 per share, and shares of common stock; (ii) upon Sinclair's transmission of The Tube's music network to television stations in markets that represent 50% of the designated markets where Sinclair owns and/or operates broadcast television stations, shares of common stock; and (iii) on or after April 1, 2007 and upon Sinclair's transmission of The Tube's music network to television stations in markets that represent 75% of the designated markets where Sinclair owns and/or operates broadcast television stations, a common stock purchase warrant to purchase shares of common stock at an exercise price of $2.50 per share and shares of common stock.

     Each common stock purchase warrant entitles its holder to purchase one share of Common stock for either $2.25 or $2.50 per share, subject to adjustments for stock splits, reverse splits, stock dividends, reorganizations, consolidations and mergers. The common stock purchase warrants may be exercised at any time prior to the earlier of the tenth anniversary of the issuance of the common stock purchase warrant.

     Pursuant to the terms of the Sinclair Letter Agreement, The Tube agreed that the Company may issue shares of common stock (i) as payment for services when the aggregate amount of all such issuances does not exceed 10% of the total number of shares of common stock outstanding as of the date of such issuance and so long as each share is issued at fair market value; (ii) to other distributors of The Tube's music network when the aggregate amount of all such issuances does not exceed a specified number of shares of common stock; (iii) to satisfy existing obligations of the Company to issue equity, which obligations are specified in the Sinclair Letter Agreement; (iv) pursuant to the Company's 2004 Stock Option and Stock Incentive Plan or any other equity incentive plan approved by the Company's stockholders; provided, that the maximum number of shares issuable under such plans does not exceed 10% of the total number of shares of common stock outstanding as of the date such plan is approved by the Company's stockholders; and (v) in connection with a purchase, merger or consolidation where the Company is the surviving corporation or an acquisition of the assets of a third party by the Company.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

     The Sinclair Letter Agreement provides Sinclair with a seat on the board of directors of The Tube, which shall be composed of no less than three and no more than ten members.

     On March 31, 2006, the Company entered into agreements with two individuals ("the Lenders") pursuant to which the Lenders agreed to loan an aggregate amount of $800,000 (the "Bridge Loan") to the Company. In connection with the Bridge Loan, the Company issued two promissory notes (the "Bridge Notes"), in the aggregate principal amount of $800,000, to the Lenders, both of whom are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan will accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes will be due on March 31, 2007. The payments due under the Bridge Notes will be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company will pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company will pay each Lender the total amount due under each Bridge Note. Upon the occurrence of an event of default under the Bridge Notes, (i) the entire unpaid balance of the principal and any interest on the Bridge Notes will bear interest at the rate of 12% per year; and (ii) the holders of the Bridge Notes may, without notice and at their option, accelerate the maturity of the Bridge Notes and cause the entire unpaid balance and any interest on the Bridge Notes to be immediately due and payable. An event of default under the Notes occurs upon (i) the Company's failure to timely pay any amount due under the Bridge Notes; (ii) the institution of any bankruptcy, reorganization, insolvency, liquidation or other proceeding for relief by or against the Company, and if instituted against the Company, the Company consents to any such proceeding or such proceeding is not dismissed within 90 calendar days; and (iii) any breach by the Company of the terms of the Bridge Notes that remains uncured for more than five days after receipt of written notice of such breach.

     On April 6, 2006, the Company amended warrants that were issued to DML Marketing and a stockholder in 2005 to purchase an aggregate 1,300,000 shares of common stock originally issued at $1.50 per share to $2.00 per share. These warrants were issued in 2005 in connection with the issuance of promissory notes and interim advances for working capital.

     On April 21, 2006, the Company completed a private placement (the "Private Placement") of $2.45 million of securities to accredited investors (the "Investors"). In connection with the Private Placement, the Company and the Investors entered into a purchase agreement (the "Purchase Agreement") and a registration rights agreement (the "Registration Rights Agreement"), each of which is dated as of April 21, 2006. Pursuant to the terms of the Purchase Agreement, the Company sold 7% secured convertible notes in the aggregate principal amount of $2.45 million (the "7% Notes") and issued common stock purchase warrants to purchase an aggregate of 1,088,889 shares of the common stock at an exercise price of $2.25 per share (the "Warrants") to the Investors.

     Pursuant to the terms of the 7% Notes, the Company is required to make equal monthly principal payments of $136,111, commencing on November 21, 2006 and continuing, on the first business day of each month, until the aggregate principal amount has been paid in full. Interest on the 7% Notes accrues quarterly and is payable on the last day of March, June, September and December of each year, commencing on September 30, 2006. At the option of the Company and subject to certain conditions, principal and interest payments due under the 7% Notes may be paid in cash or shares of common stock.

     The 7% Notes are convertible in shares of common stock at a conversion price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations. In addition, if the Company issues or sells any shares of common stock for a price per share that is less than the applicable conversion price of the 7% Notes, the conversion price of the 7% Notes will be reduced. The conversion price of the 7% Notes will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the 7% Notes. The number of shares that may be acquired by any holder of the 7% Notes upon any conversion of the 7% Notes or issuance of shares of common stock as principal or interest payments shall be limited to the extent to insure that the total number of shares of common stock beneficially owned by any holder does not exceed 4.99% of the total number of issued and outstanding shares of common stock.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

     Upon the occurrence of an event of default, the 7% Notes will bear interest at the rate of 12% per annum and all unpaid principal and interest accrued under the 7% Notes shall become (1) immediately due and payable upon the election of the holder, with respect to the events in (i) through (iv) and (vi) through
(vii) below; and (2) automatically due and payable, with respect to the event in
(v) below. An event of default under the 7% Notes occurs upon (i) the Company's failure to timely pay principal due under the 7% Notes; (ii) the Company's failure to timely pay interest due under the 7% Notes and such failure continues for more than five days; (iii) the Company and its subsidiaries failure to make a required payment or payments of indebtedness of $500,000 or more in aggregate principal amount and such failure continues for more than 20 days; (iv) an acceleration of the stated maturity date of any indebtedness of the Company or its subsidiaries of $500,000 or more in aggregate principal amount, which acceleration in not rescinded within 20 days; (v) the Company's assignment for the benefit of creditors or admission in writing of its inability to pay its debts generally as they become due, or the voluntary or involuntary bankruptcy of the Company; (vi) the rendering of a final judgment that exceeds $500,000 in the aggregate against the Company or its subsidiaries, which is not discharged within 60 days; (vii) proof that any representation of material fact made in any of the transaction documents or furnished to the holder by the Company was false in any material respect; and (viii) the Company's failure to observe or perform in any material respect certain covenants in the transaction documents.

     The 7% Notes are secured by shares of common stock pledged by David Levy, President of the Company, pursuant to the terms of a stock pledge agreement.

     The Warrants may be exercised for common stock on or before April 21, 2011. The Warrants are exercisable for shares of common stock at an exercise price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations, or through a "cashless exercise" provision contained in the Warrants. In addition, if the Company issues or sells any shares of common stock for a price per share that is less than the applicable exercise price of the Warrants, the exercise price of the Warrants will be reduced. The exercise price of the Warrants will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the Warrants.

     Under the Registration Rights Agreement, on or prior to the 60th calendar day after the closing of the Private Placement, the Company is obligated to file with the Securities and Exchange Commission (the "SEC") a registration statement covering the resale of the registrable securities, which includes (i) 150% of the shares of common stock issuable upon the conversion of the 7% Notes; (ii) 150% of the shares of common stock issuable as payment of interest on the 7% Notes; (iii) 150% of the shares of common stock issuable upon the exercise of the Warrants. The Company will use reasonable efforts to cause the registration statement to be declared effective by the SEC the earlier of (i) the 120th day following the closing of the Private Placement and (ii) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review. The Company is also obligated to use commercially reasonable efforts to keep such registration statement continuously effective until all registrable securities covered by such registration statement have been sold or may be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended. If (i) the registration statement is not filed by the required filing date; (ii) the registration statement is not declared effective by the SEC by the required effectiveness date; or (iii) after its effective date, the registration statement ceases for any reason to be effective or available to holders of all registrable securities for more than 20 consecutive trading days or an aggregate of 50 trading days (each, an "Event"), then (i) on the date of such Event, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement; and (ii) on each monthly anniversary of such an Event, until the Event is cured, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement. If the Company fails to pay any damages pursuant to an Event in full within ten days after its due date, the Company will pay interest thereon equal to 10% per annum. The maximum amount payable to any holder shall not exceed 12% of the aggregate subscription amount paid by such holder in the Private Placement.

             THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2005 AND 2004

     The Company has used a portion of the proceeds from the Private Placement to repay the Bridge Loan obtained by the Company on March 31, 2006.

         On April 3, 2006, the Company repaid a promissory note dated December 9, 2005 to DML Marketing, in the amount of $108,377.

     On April 27, 2006, the Company repaid $182,818 of promissory notes payable to a stockholder, plus $56,752 of interest due, which included $37,534 of interest payable on the Galt Note.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 8, 2004, we notified our principal accountants, Cordovano and Honeck, P.C., that we were terminating their engagement as principal accountants and engaging Weinberg & Company, P.A. ("Weinberg") as our new principal accountants. The termination of Cordovano and Honeck, P.C. and the engagement of Weinberg were approved by our Audit Committee. The reports of Cordovano and Honeck, P.C our consolidated financial statements for the previous two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: Cordovano and Honeck, P.C.'s report on the consolidated financial statements of AGU Entertainment Corp. as of and for the two fiscal years ended December 31, 2002 and 2003 contained a separate paragraph stating that "the accompanying consolidated financial statements have been prepared assuming that AGU Entertainment will continue as a going concern. As discussed in AGU Entertainment's Notes to the financial statements, AGU Entertainment has suffered significant operating losses since inception, which raises a substantial doubt about its ability to continue as a going concern." Management's plans in regard to this matter are also described in Note 9 to the audited financial statements of Pyramid Music Corp. and Subsidiaries ("PMC") filed with the Securities and Exchange Commission on Form 8-K/A on June 15, 2004. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8A. CONTROLS AND PROCEDURES

     The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Act") as of the end of the period covered by this report (the "Disclosure Controls"). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective in connection with preparing this Annual Report on Form 10-KSB due to a material weakness in the Company's internal control over financial reporting, mainly its financial closing, review and analysis process.

     In addition, the timeliness of the Company's filing of this Annual Report on Form 10-KSB was adversely impacted by a multitude of factors, including, but not limited to, the involuntary relocation of the Company's headquarters in October 2005 due to Hurricane Wilma and the subsequent disposal of that facility in December of 2005, the negotiation and entering into of two significant agreements in the first quarter of 2006 regarding the broadcasting of the Company's TV station, as well as significant financing agreements entered into in the first and second quarters of fiscal 2006 which were critical to the Company's ability to continue as a going concern. The occurrence of these events consumed a substantial amount of the Company's limited financial and human resources, diverting management's attention from the preparation of this Annual Report on Form 10-KSB to these other critical transactions.

     The Company believes that the delays encountered in filing this report, mainly the internal control related to the financial closing, review and analysis process, have been addressed and the Company has taken steps to avoid the occurrence of this condition by adding additional qualified staff with SEC experience in the financial reporting and analysis area.

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

The Company's internal control over financial reporting was modified during the Company's most recent fiscal quarter to add additional qualified staff to address deficiencies in the financial closing, review and analysis process, which has materially affected the Company's internal control over financial reporting.

Item 8B. OTHER INFORMATION

         On April 21, 2006, the Company received notice from the OTC Bulletin Board ("OTCBB") indicating that the Company was not current in its reporting obligations because the Company's Annual Report on Form 10-KSB was not timely filed. Pursuant to NASD Rule 6530, unless the delinquency was cured by the expiration of the grace period, May 22, 2006, the Company's common stock would not have been eligible for quotation on the OTCBB and would have been removed effective May 24, 2006. The Company contacted the Staff of the OTCBB and informed them that the Company would be in compliance with NASD Rule 6350 prior to the grace period expiration date.

         In the letter, OTCBB also noted that as of April 20, 2006, notification of the delinquency appeared on the OTCBB Daily List and a fifth character "E" was appended to the Company's ticker symbol on the first business day following the date that the delinquency notification appeared on the Daily list. As this Form 10-KSB has been filed prior to the expiration of the grace period, the Company expects that the Company's delinquency notification on the Daily List and the fifth character "E" appended to the Company's ticker symbol will be removed.

         Any OTCBB issuer that is delinquent in its reporting obligations three times in a 24-month period and/or is actually removed from the OTCBB for failure to file two times in a 24-month period, in each case, is ineligible for quotation on the OTCBB for a period of one year. The Company has been delinquent one time in the past 24-month period.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The  following  table  sets  forth  information   regarding  the  Company's
directors and executive officers as of December 31, 2005. There are no family relationships among any of our directors and officers.

Name                     Age    Positions
----                     ---    ---------

David C. Levy            53     Director and President of the Company

Les Garland              52     Director, Senior Executive Vice President of the
                                Company and Chief Executive Officer of The Tube

Gregory R. Catinella     54     Director

John W. Poling           60     Director, Executive Vice President and Chief
                                Financial Officer

     David C. Levy has served as President of the Company since May 2003. Prior to joining the Company, Mr. Levy was the Vice President of Business Development of Northwestern Bell Phones, a manufacturing and marketing company of consumer electronics from 1995 to May 2003. Mr. Levy became a director of the Company upon the consummation of the share exchange with Pyramid Music Corp. in April 2004. In the late 1970's, Mr. Levy managed hit dance music group "Foxy," which had a #1 record titled "Get Off" and a gold album.

     Les Garland served as President of The Tube from August 2003 until he became Chief Executive Officer of the Tube in March 2006, and has served as President of Afterplay Marketing, Inc., an entertaining consulting company, since 1995. Mr. Garland is also a Senior Executive Vice President of the Company, which position he has held since April 2004. From 1998 to 2000, Mr. Garland was a consultant to the College Television Network, a television network on college campuses across the United States. Mr. Garland became a director of the Company upon the consummation of the share exchange with Pyramid Music Corp. in April 2004. Mr. Garland was a co-founder/originator of both MTV: Music
Television and VH1. In 1987, MTV Networks was sold to Viacom for over $1 billion. In the 1990's, Mr. Garland played an essential role in the domestic and international launch of the interactive music channel, The Box, acting as senior executive vice president. Responsible for entertainment programming, promotion, advertising sales and marketing, Mr. Garland oversaw the rollout of the channel from a base of 200,000 homes at its inception to more than 30 million U.S. households and 25 million households internationally. In 1998, The Box was sold to Viacom. Mr. Garland's next venture was College Television Network. He was involved in the rollout, which put the network on college campuses across the country. In 2000, the College Television Network was sold to Viacom.

     Gregory R. Catinella has been the owner of Catinella Realty, a real estate investment company, since January 2004. Prior to owning Catinella Realty, Mr. Catinella was Chairman and President of Catinella Consulting Inc., a provider of consulting, marketing and business development services to public and private companies since 1986. Mr. Catinella became a director of the Company upon the consummation of the share exchange with Pyramid Music Corp. in April 2004.

     John W. Poling has served as our Executive Vice President and Chief Financial Officer since November 2004. Mr. Poling was a partner at Tatum Partners, LLP provides financial services to emerging growth, middle market and multinational companies. Prior to joining Tatum Partners, LLP, Mr. Poling served as Chief Financial Officer of U.S. Plastic Lumber Corp., a manufacturer and distributor of plastic lumber products, from 1999 to July 2002. In July of 2004,
U. S. Plastic Lumber Corp. filed for bankruptcy. Mr. Poling serves on the board of directors of Kreisler Manufacturing Corporation, a manufacturer and distributor of metal aircraft engine and industrial turbine components, and SystemOne Technologies Inc., a manufacturer and distributor of self-contained recycling parts washers. Mr. Poling became a director of the Company upon the consummation of the share exchange with Pyramid Music Corp. in April 2004.

     Upon the consummation of the merger on October 21, 2004, our board of directors was divided into three classes, designated as Class I, Class II and Class III. The term of the Class I directors was scheduled to expire after the 2005 annual meeting of stockholders, the term of the Class II directors expires after the 2006 annual meeting of stockholders, and the term of the Class III directors expires after the 2007 annual meeting of stockholders. After each such meeting, the newly elected directors will serve three-year terms. Upon the consummation of the merger, Mr. Catinella was designated Class I director, Mr. Levy was designated a Class II director, and Mr. Garland and Mr. Poling were designated Class III directors. The Company did not hold a 2005 annual meeting of stockholders; therefore, the directors for Class I and Class II will be voted upon at the 2006 annual meeting of stockholders. After such meeting, the Class I directors elected will serve two-year terms.

     The Company does not currently have a Financial Expert heading the Audit Committee, but is actively seeking one.

     The Company's board of directors has a standing Audit Committee. The Audit Committee is currently composed of Gregory R. Catinella. The Board has determined that such member of the Audit Committee is independent as defined in applicable Nasdaq National Market listing standards.

     The board of directors has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer or controller. The code of ethics was previously filed with the Commission in the Company's Current Report on Form 8-K filed with the Commission on April 23, 2004 and is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     During 2005, Michael Jay Solomon filed one late report on Form 4 relating to one transaction, Marc Gelberg filed one late report on Form 4 relating to two transactions, and Gregory Catinella filed two late reports on Form 4 relating to three transactions.

Item 10. SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid to or accrued by our President and other named executive officers for the fiscal years ended December 31, 2005, 2004 and 2003.

--------------------------------------------------------------------------------
                                             Annual Compensation
--------------------------------------------------------------------------------
                                                                        All
                                 Fiscal                                Other
 Name and Principal Position      Year      Salary        Bonus     Compensation
--------------------------------------------------------------------------------
David Levy                        2005     $ 174,000     $40,000     $19,374 (1)
President and Director of the     2004     $ 172,000          --     $13,695 (2)
Company                           2003     $   3,607          --     $11,934 (3)
--------------------------------------------------------------------------------
Les Garland, Executive Vice       2005     $ 406,154     $85,000     $19,374 (1)
President and Director of the     2004     $ 397,343          --     $ 1,031 (4)
Company                           2003     $  64,421      29,000
--------------------------------------------------------------------------------
John W. Poling Executive Vice     2005     $ 130,000     $30,000          --
President and Director of the     2004     $  45,500          --          --
Company (5)
--------------------------------------------------------------------------------

(1) Includes compensation for an automobile allowance of $18,000 and health insurance of $1,374.
(2) Includes compensation for an automobile allowance of $12,664 and health insurance of $1,031.
(3) Includes compensation for an automobile allowance of $10,903 and health insurance of $1,031.
(4) Includes compensation for health insurance of $1,031.
(5) Mr. Poling was appointed Executive Vice President of the Company effective as of November, 1 2004.

Employment Agreements

David Levy. Under an employment agreement, dated as of April 1, 2004, David Levy serves as our President. The agreement terminates on March 23, 2009 and may be extended for subsequent one-year periods by both parties signing an extension prior to 30 days of the expiration date. Under the agreement, Mr. Levy is entitled to receive an annual salary of $350,000 or such greater amount as the board of directors may determine. This annual salary increased 5% on March 23, 2005. Under the agreement, Mr. Levy deferred any salary in excess of $2,500 per week until the Company raises a minimum of $5,000,000 in equity or equity equivalents. If Mr. Levy is terminated without cause, the Company must pay him any of his annual salary that has accrued, and an amount equal to the lesser of his annual salary for the number of months remaining in the term of the agreement or his monthly salary multiplied by 24.

Les Garland. Under an employment agreement, dated July 2003 and amended as of March 1, 2006, Les Garland serves as Chief Executive Officer of The Tube. Under the agreement, Mr. Garland is entitled to receive an annual salary of $350,000 of which amount was increased to $450,000 by the board of directors of the Company effective July 1, 2005. Under the agreement, Mr. Garland is also entitled to a $50,000 bonus in 2006, bonuses based on the advertising revenue of the Tube and the Company and performance bonuses based on the profits earned by The Tube. Effective January 1, 2007 and January 1, 2008, Mr. Garland is entitled to receive an annual salary of $550,000 and $650,000, respectively. If Mr. Garland is terminated without cause or resigns for good reasons, the Company must pay him monthly installments during the severance period in an amount equal to one-twelfth of his base salary. If the Company undergoes a change of control, the Company must pay Mr. Garland a fee equal to 3% of the aggregate market value of the business combination, with a minimum of $3 million and a maximum of $10 million. If Mr. Garland introduces the transaction to the Company, there is no maximum.

John W. Poling Under an employment agreement dated November 1, 2004 and amended on December 28, 2005. Mr. Poling serves as our Executive Vice President and Chief Financial Officer. Under the agreement, Mr. Poling is entitled to receive an annual salary of $200,000. Under the amendment, salary will no longer be deferred and the annual salary was set at $160,000. Mr. Poling also agreed to waive his right to receive any of his deferred salary. In the event Mr. Poling is terminated without cause, he will be entitled to severance equal to one year's salary and payable in 12 monthly payments.

2004 Stock Option and Stock Incentive Plan

         The Company adopted the 2004 Stock Option and Stock Incentive Plan (the "Incentive Plan") on July 29, 2004. The purpose of the Incentive Plan is to promote the long-term interests of the Company and its stockholders by providing a means for attracting and retaining officers, directors and other key employees of and consultants to the Company and its affiliates by providing for awards in the form of common stock.

     Set forth below is a summary of the provisions of the Incentive Plan. This summary is qualified in its entirety by the detailed provisions of the text of the actual Incentive Plan which is incorporated by reference as an exhibit to this Annual Report on Form 10-KSB.

     All officers, directors, important consultants and key employees of the Company and of any present or future Company parent or subsidiary corporation are eligible to receive an option or options or awards of restricted stock under the Incentive Plan.

     Awards made pursuant to the Incentive Plan may be in the form of options or grants of shares of restricted stock. Options granted under the Incentive Plan may be Incentive Stock Options or Non-Qualified Stock Options. Unless the context otherwise requires, the term "option" includes both Incentive Stock Options and Non-Qualified Stock Options. The administrator may also grant awards entitling the participant to receive a stated number of shares of common stock, which awards may be subject to restrictions or forfeiture for a period of time as stipulated by the Board of Directors or the Committee, as applicable. The dollar value of awards of restricted stock granted under the Incentive Plan shall be based upon the fair market value of common stock on the date of grant.

         The Incentive Plan shall be administered by the Board of Directors of the Company, or a Compensation Committee appointed by the Company's Board of Directors. Pursuant to the terms of the Incentive Plan, the Compensation Committee must consist of a minimum of two and a maximum of five members of the Board of Directors, each of whom shall be a "Non-Employee Director" within the meaning of Exchange Act Rule 16b-3(b)(3) or any future corresponding rule, except that the failure of the Compensation Committee for any reason to be composed solely of Non-Employee Directors shall not prevent an option or restricted stock award from being considered granted under the Incentive Plan. References to the term "Committee" under Proposal 2 refer to either the Company's Board of Directors or a Compensation Committee comprised of Non-Employee Directors. Our Board of Directors will administer the Incentive Plan until such time that our Compensation Committee is comprised of Non-Employee Directors. Under the Incentive Plan, the Committee has the right to adopt such rules for the conduct of its business and the administration of the Incentive Plan as it considers desirable. The Committee has the right to construe the Incentive Plan and the options or awards of restricted stock issued pursuant to it, to correct defects and omissions and to reconcile inconsistencies to the extent necessary to effectuate the purpose of the Incentive Plan and the options or awards of restricted stock issued pursuant to it.

         Pursuant to the terms of the Incentive Plan, 2,000,000 shares of common stock were reserved for issuance upon the exercise of options or awards of restricted stock granted under the Incentive Plan. All 2,000,000 share of common stock may be awarded in form of Incentive Stock Options.

         The Incentive Plan provides that the maximum number of options or restricted stock which may be awarded to any single participant under the Incentive Plan shall be no more than is equal to 90% of the shares reserved for issuance under the Incentive Plan. The purpose of this limitation is to enable awards of Incentive Stock Options made pursuant to the Incentive Plan to comply with one of the conditions of Section 162(m) of the Code which provide for the deductibility of compensation paid to the Company's named executive officers if it is performance based.

         The option price for options issued under the Incentive Plan shall be at least equal to the fair market value of common stock on the date of grant of the option. The exercise price of an option may be paid in cash or the delivery of already owned shares of common stock of the Company having a fair market value equal to the exercise price, or a combination thereof.

         The Board of Directors has interpreted the provision of the Incentive Plan which allows payment of the option price in common stock of the Company to permit the "pyramiding" of shares in successive exercises. Thus, an optionee could initially exercise an option in part, acquiring a small number of shares of common stock, and immediately thereafter effect further exercises of the option, using the common stock acquired upon earlier exercises to pay for an increasingly greater number of shares received on each successive exercise. This procedure could permit an optionee to pay the option price by using a single share of common stock or a small number of shares of common stock and to acquire a number of shares of common stock having an aggregate fair market value equal to the excess of (a) the fair market value of all shares to which the option relates over (b) the aggregate exercise price under the option.

         All options granted pursuant to the Incentive Plan are exercisable in accordance with a vesting schedule (if any) which is set by the Committee at the time of grant. The expiration date of an option is also determined by the Committee at the time of the grant, but in no event will an option be exercisable after the expiration of ten years from the date of grant of the option.

         All unexercised options terminate three months following the date on which an optionee's employment with the Company terminates, other than by reason of disability or death. An exercisable option held by an optionee who dies or who ceases to be employed by the Company because of disability may be exercised by the employee or his representative within one year after the employee dies or becomes disabled (but not later than the scheduled option termination date).

         The Committee may in its sole discretion, provide in an option agreement the circumstances under which the option shall become immediately exercisable and may accelerate the date on which all or any portion of an option may be exercised.

         All awards of restricted stock of common stock granted pursuant to the Incentive Plan may be subject to vesting for a period of time and will become unrestricted under the Incentive Plan in accordance with a vesting schedule, if any, set by the Committee at the time of grant. Under the terms of the Incentive Plan, the Committee may also establish an additional time period during which the participant must hold the vested shares prior to resale. During the restricted period, if any, the participant shall have the right to vote the shares subject to the award.

         All unvested awards terminate immediately upon termination of the participant's employment with the Company, other than by reason of disability or death. If the participant ceases to be employed by the Company because of death or disability, any unvested awards will immediately vest. Additionally, unless the Committee shall otherwise provide, if the participant's employment with the Company is involuntarily terminated for any reason, except for cause, during an 18 month period after a change in control of the Company, the shares of Common Stock subject to the participant's award will fully vest and no longer be subject to the restrictions under the Incentive Plan. A change in control includes a change within a 12 month period in holders of more than 50% of the outstanding voting stock of the Company, or any other events deemed to be a change in control by the Committee.

         The Committee has the authority, in its sole discretion, to accelerate the time at which any or all of the restrictions shall lapse with respect thereto, or to remove any restrictions whenever it shall determine such action s appropriate by reason of changes in tax or other laws or other changes in circumstances occurring after the commencement of the restricted period.

Compensation of Directors

         Each non-officer director is paid $2,500 in cash and 2,500 shares of our common stock per quarter.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of December 31, 2005, by each person known by the Company to own beneficially more than 5% of the Company's common stock; each of the Company's named executive officers; each director of the Company; and all of the executive officers and directors as a group.

      The amount and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated below, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares owned beneficially. The percentage of beneficial ownership of common stock is based on 26,046,711 shares outstanding as of December 31, 2005.

Name and Address of Beneficial                        Shares       Percentage of
Owner (1)                                          Beneficially      Outstanding
                                                      Owned         Common stock
                                                                       Owned
------------------------------                    ---------------  -------------
Les Garland
   President of The Tube and Director of the
Company..................................            1,542,000          5.9%

David Levy
   President of the Company and Director of
the Company..............................         2,744,373(2)(4)       10.6%

Gregory Catinella
   Director of the Company...............             746,500           2.9%

John W. Poling
   Executive Vice President and Chief
Financial Officer of the Company and                  200,000             *
Director of the Company..................

Ned Siegel
500 T-Rex Ave., Suite 150
Boca Raton, FL 33431.....................            1,725,691          6.6%

Neil Strum
3849 Rambla Pacifico
Malibu, California 90265.................            1,905,691          7.3%

VLC Holdings, LLC
2455 E. Sunrise Blvd., Suite 502
Ft. Lauderdale, FL 33304.................         2,739,373(3)(4)       10.5%

Mitchell Entertainment Company
11601 Wilshire Blvd., Suite 2400
Los Angeles, CA 90025....................           4,300,000(5)        14.2%

Robert Kast
21875 Cartagena Drive
Boca Raton, FL 33428.....................           4,537,861(6)        15.6%

All executive officers and directors as a
group (4 persons)........................            5,232,873          20.1%

----------
* Less than 1%

(1) Unless otherwise indicated, the address of record for the owner is 1451 West Cypress Creek Road, Ft. Lauderdale, FL 33309
(2) Includes 5,000 shares owned by David Levy and 2,739,373 owned by VLC Holdings, LLC. Excludes 1,272,784 shares owned by Rachel Levy, David Levy's mother and 8,000 shares owned by Victoria Levy, David Levy's daughter.
(3) The aggregate holdings of David Levy, Rachel Levy and VLC Holdings total 4,017,157 and represent approximately 15.4% of the Company's outstanding common stock.
(4) The principal owners of VLC Holdings, LLC are the wife and daughter of David Levy, the President and a director of the Company. Excludes shares held by Rachel Levy.
(5) Represents the right to purchase 2,000,000 shares pursuant to a repaid convertible term note and 2,300,000 shares issuable upon the exercise of a common stock purchase warrant.
(7) Includes common stock purchase warrants to purchase up to 3,128,575 shares of common stock.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan information as of December 31, 2005.

------------------------------------------------------------------------------------------------------------
                                                                                     Number of securities
                                                                                     remaining available for
                                                                 Weighted-average    future issuance under
                                                                 exercise price of   equity compensation
                             Number of securities to be issued   outstanding         plans (excluding
                             upon exercise of outstanding        options, warrants   securities reflected in
                             options, warrants and rights        and rights          column (a))
        Plan Category        (a)                                 (b)                 ( c )
------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                                    --        $      --                2,000,000 (1)
------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                                10,000        $    3.00 (3)                   --
------------------------------------------------------------------------------------------------------------
Total (4)                                              10,000        $    3.00                2,000,000
------------------------------------------------------------------------------------------------------------

      (1) No stock options have been issued under the 2004 Employee Stock Option Plan approved by security holders.
      (2) A warrant to purchase 10,000 shares of common stock was issued to a consultant on August 2, 2005. This warrant has a term of two years and is immediately exercisable at the option of the holder. The exercise price is $3.00 per share.
      (3)   Weighted average fair market value of securities issued.
      (4) This table does not include shares of common stock that the company has issued to employees, directors, vendors and others.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, initially known as Lexington Barron Technologies, Inc., was incorporated in the State of Colorado on August 23, 2000. From its inception through April 1, 2004, Lexington Barron Technologies, Inc. conducted no significant operations or other activities. On March 15, 2004, Lexington Barron Technologies, Inc. entered into a stock exchange agreement with Pyramid Music Corp., a Florida corporation. Under the terms of the stock exchange agreement, Lexington Barron Technologies, Inc. acquired 100% of the outstanding common stock of Pyramid Music Corp. in exchange for 16,922,464 shares of common stock of Lexington Barron Technologies, Inc. As a result of the share exchange, which was consummated on April 1, 2004, the former shareholders of Pyramid Music Corp. owned, on a fully diluted basis, approximately 80% of the then-issued and outstanding shares of common stock of Lexington Barron Technologies, Inc. and the former principal owners of Lexington Barron Technologies, Inc.'s common stock (who are former directors of the company) owned, on a fully diluted basis, approximately 20% of the then-issued and outstanding shares of Lexington Barron Technologies, Inc. On March 26, 2004, Lexington Barron Technologies, Inc. amended its articles of incorporation to change its name to AGU Entertainment Corp., and on February 25, 2006, the Company amended and restated its certificate of incorporation to change its name to The Tube Media Corp.

         In connection with the share exchange, the then board of directors of the Company appointed nominees selected by the former shareholders of Pyramid Music Corp. to fill the existing vacancies on the Company's board of directors. The former directors resigned as members of our board of directors.

         Effective December 8, 2004, Allen Jacobi resigned as President of AGU Music, Inc., one of our subsidiaries. The Company was not obligated to make any payments to him under the termination provisions of his former employment agreement. On December 8, 2004, as part of his resignation, we and our subsidiaries entered into a mutual release and settlement agreement with Allen Jacobi, Josh Danoff, Jeff Shane, Delsy Gutierrez, each an employee of Allen Jacobi, Pyramid Records Corp., a Florida corporation, and Pyramid Media Group, Inc., referred to herein as the Pyramid Parties. Under the terms of the mutual release and settlement agreement, the Pyramid Parties had to deliver all rights to certain master recordings to us, pay all brokerage commissions under the license agreement, deliver all business files and computers to the Company, forfeit all rights to a telephone number and notify parties to certain agreements that the Pyramid Parties are no longer authorized to act on the Company's behalf. The terms of the mutual release and settlement agreement provided for us to pay $11,000 for an outstanding legal bill owed by Pyramid Records Corp. to a third party, permit Allen Jacobi to retain $40,000 received under a license agreement, transfer any rights to the existing Stephen Stills contract to Allen Jacobi, subject to approval by the artist, and relinquish all rights to an internet domain name. The Company was also entitled to all future monies to be received under the license agreement.

         In June 2004, the Company received loans from and executed two promissory notes totaling $235,000 in favor of DML Marketing Corp., an entity controlled by Donna M. Levy, the wife of David C. Levy, in the principal amount of $150,000, which matured on October 30, 2004, and John P. Grandinetti, who at the time was a significant stockholder of the Company, in the principal amount of $85,000, which matured on October 30, 2004. The notes accrued interest at an annual rate of 5%. These notes were repaid in December 2004.

         In August 2004 and October 2004, the Company received loans from and executed promissory Notes in the principal amounts of $40,000 and $1,000 respectively, in favor of DML Marketing Corp. The notes accrued interest at an annual rate of 5% and matured on November 1, 2004. These notes were repaid in December 2004.

         In December 2004, the Company offset a note receivable from David Levy in the amount of $15,500 against deferred salary, which had been deferred under an employment agreement.

         For the period from May 20, 2003 (inception) through December 31, 2005, the Company received various computer and internet services totaling $39,866 from Broad Vision Group, an entity owned by John P. Grandinetti. In June 2004, $36,000 was converted into common stock of the Company. At December 31, 2005 approximately $0 was unpaid.

         For the period from May 20, 2003 (inception) through December 2005, the Company received various consulting services totaling approximately $97,206 from Dr. Robert A. Kast, a significant stockholder of the Company. At December 31, 2005 approximately $97,206 was unpaid.

         Additionally, David Levy and John Poling, two executive officers of the Company, agreed to defer a portion of their salaries payable under their employment agreements until such time as adequate capital has been raised by the Company. Mr. Levy and Mr. Poling have both agreed to discontinue the deferral and waived any rights to the deferred amounts.

         On March 3, 2004, in connection with the Distribution Agreement and assignment of certain assets of PMG (see Note 5), the Company assumed the obligation to repay $350,000 of notes payable to Neil Strum and Ned Siegel, two significant stockholders of the Company. The notes have an annual interest rate of 8%. Payments commenced in March of 2004, and the balance due as of September 30, 2004 was approximately $331,000. The terms of these notes required monthly payments of principal and interest. The Company had not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement, effective April 15, 2005, with the holders of the notes. Under the terms of the settlement agreement, the notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $345,806. The Company did not make any of the required payments under the new notes. The stockholders filed suit and commenced litigation in the State of Florida and on January 16, 2006, the Company and the stockholders reached an agreement which required the immediate payment of $175,000 to the stockholders, and a subsequent payment of $125,000 on February 15, 2006, subject to a personal guarantee by David Levy, President of the Company and Donna Levy, his wife, as a complete settlement of the Distribution Agreement and dispute.

         Prior to his appointment as a director of the Company on November 1, 2004, Mr. Gelberg was paid approximately $8,800 in 2004 and $14,775 in 2005, for consulting services provided to the Company. Mr. Gelberg resigned as a director of the Company on January 24, 2006. At December 31, 2005, approximately $2,500 of director fees was unpaid.

         During 2005, the Company received loans in the aggregate amount of approximately $1.5 million from, David Levy and DML Marketing, of which $679,025 were repaid as of December 31, 2005, leaving an amount outstanding as of December 31, 2005 of $780,803. On April 3, 2006, the Company repaid a promissory note dated December 9, 2005 to DML Marketing, in the amount of $108,377. The loans, which are considered working capital advances, generally pay interest at 10% and are due upon additional equity transactions. In April 2006, the Company repaid DML Marketing $108,000 leaving an amount outstanding of $672,803. The Company has also issued warrants to purchase up to 800,000 shares of common stock to DML Marketing at $1.50 per share. On April 3, 2006, the warrants were amended to change the exercise price per share to $2.00.

         The Company also received promissory notes from, Dr. Robert A. Kast and his family during 2005 in the aggregate amount of $700,000, including the extension of a $150,000 promissory note, which was originally issued in 2004. As of December 31, 2005, $375,000 was unpaid. The $150,000 promissory note, which was originally at 8% interest, currently pays interest at 10% and was due in March 2005. The $700,000 promissory notes pay interest at 6% and were due at various dates in 2005. On April 12, 2006, the due date of these promissory notes was extended until such time as the Company raises an additional $2 million of equity or equity related securities in addition to the $2.45 million raised on April 21, 2006. The Company has also issued warrants to purchase up to 3,128,575 shares of common stock to Dr. Robert A. Kast.

Item 13. EXHIBITS

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

Number   Title

2.1 Share Exchange Agreement, dated March 15, 2004, between the shareholders of Pyramid Music Corp., Pyramid Music Corp. and Lexington Barron Technologies, Inc. (Incorporated by reference to the Registrants Form 8-K filed April 16, 2004, as amended)

2.2 Agreement and Plan of Merger, dated as of September 30, 2004, by and between AGU Entertainment Corp., a Colorado corporation, and AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

3.1 Amended and Restated Certificate of Incorporation of The Tube Media Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 8-K filed March 2, 2006)

3.2 Bylaws as amended, of The Tube Media Corp., a Delaware corporation (incorporated herein by reference to the Registrant's Form 8-K filed March 2, 2006)

3.4      Specimen certificate of the common stock of The Tube Media Corp.

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

4.3 Secured Convertible Term Note issued by AGU Entertainment Corp., The Tube Music Network, Inc., and Pyramid Records International, Inc. to Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

4.4 Common stock Purchase Warrant of AGU Entertainment Corp. issued to Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

4.5 Promissory Note issued by AGU Entertainment Corp. to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

4.6 Promissory Note, dated March 31, 2006, issued by The Tube Media Corp. in the aggregate principal amount of $800,000 to Michael H. Brauser (incorporated herein by reference to the Registrant's Form 8-K filed April 5, 2006)

4.7 Promissory Note, dated March 31, 2006, issued by The Tube Media Corp. in the aggregate principal amount of $800,000 to Barry Honig (incorporated herein by reference to the Registrant's Form 8-K filed April 5, 2006)

4.8      Form of 7% Secured  Convertible  Note, dated April 21, 2006,  issued by
         The  Tube  Media  Corp.   (incorporated  herein  by  reference  to  the
         Registrant's Form 8-K filed April 26, 2006)

4.9      Form of Common Stock Purchase Warrant,  dated April 21, 2006, issued by
         The  Tube  Media  Corp.   (incorporated  herein  by  reference  to  the
         Registrant's Form 8-K filed April 26, 2006)

10.1 Employment agreement of David Levy, dated as of April 1, 2004. (incorporated herein by reference to the Registrant's Form 8-K filed April 16, 2004, as amended)

10.2 Employment agreement of Allen Jacobi, dated as of April 1, 2004. (incorporated herein by reference to the Registrant's Form 8-K filed April 16, 2004, as amended)

10.3 Assignment and Assumption Agreement, dated as of March 3, 2004, among Pyramid Media Group, Inc., Allen Jacobi and Pyramid Records
         International , Inc. (incorporated herein by reference to the Registrant's Form 8-K filed April 16, 2004, as amended)

10.4 Amendment to Assignment and Assumption Agreement, dated March 8, 2004, by and among Pyramid Media Group, Inc., Allen Jacobi and Pyramid Records International , Inc. (incorporated herein by reference to the Registrant's Form 8-K filed April 16, 2004, as amended)

10.5 Corporate Guaranty, dated March 5, 2004. (incorporated herein by reference to the Registrant's Form 8-K filed April 16, 2004, as amended)

10.6 Employment Agreement of Les Garland, dated July 2003 (incorporated herein by reference to the Registrant's Form 8-K filed April 16, 2004, as amended)

10.7 Agreement with GSMB regarding marketing and promotional expenditure commitment (incorporated herein by reference to the Registrant's Form 10-QSB filed August 20, 2004)

10.8     Trust  Agreement  in  connection  with the  marketing  and  promotional
         expenditure  commitment   (incorporated  herein  by  reference  to  the
         Registrant's Form 10-QSB filed August 20, 2004)

10.9 Agreement with Radical Media, Inc. (incorporated herein by reference to the Registrant's Form 10-QSB filed August 20, 2004)

10.10 Agreement for Purchase and Sale, dated, dated as of September 10, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A dated July 27, 2001 (incorporated herein by reference to the Registrant's Form 8-K filed September 20, 2004)

10.11 Consulting Agreement, dated as of September 13, 2004, by and between AGU Entertainment Corp. and Kevin Waltzer (incorporated herein by reference to the Registrant's Form 8-K filed September 20, 2004)

10.12    Employment   Agreement  dated  as  of  November  1,  2004  between  AGU
         Entertainment  Corp.  and  John  W.  Poling   (incorporated  herein  by
         reference to the Registrant's Form 8-K filed November 9, 2004)

10.13 Stock Purchase Agreement between AGU Entertainment Corp. and AUW, Inc. (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

10.14 2004 Stock Option and Stock Incentive Plan (incorporated herein by reference to the Registrant's Form 10-QSB filed November 12, 2004)

10.15 Amendment to Agreement for Purchase and Sale, dated, dated as of September 10, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A dated July 27, 2001 (incorporated herein by reference to the Registrant's Form 10- QSB filed November 12, 2004)

10.16 Securities Purchase Agreement, effective as of December 20, 2004, by and among AGU Entertainment Corp., The Tube Music Network, Inc. and Pyramid Records International, Inc. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.17 Mortgage Deed and Security Agreement, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.18 Master Security Agreement, effective as of December 20, 2004, by and among AGU Entertainment Corp., The Tube Music Network, Inc. and Pyramid Records International, Inc. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.19 Assignment of Rents, Leases and Deposits, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.20 Subordination Agreement, effective as of December 20, 2004, by and between Charley Zeches, in her capacity as trustee of Lakes Holding Trust, and Mitchell Entertainment Company, as agreed to, accepted and acknowledged by AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.21 Registration Rights Agreement, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.22 Environmental Indemnity Agreement, effective as of December 20, 2004, by and among AGU Entertainment Corp., The Tube Music Network, Inc. and Pyramid Records International, Inc. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.23 Mortgage Deed and Security Agreement, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.24 Assignment of Rents, Leases and Deposits, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.25 Amendment No. 2 to Agreement for Purchase and Sale, dated as of November 30, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed December 29, 2004)

10.26 Letter Agreement regarding $145,000 Protective Advance, dated April 14, 2005 (incorporated herein by reference to the Registrant's Form 8-K filed April 20, 2005)

10.27 Letter, dated April 22, 2005 (incorporated herein by reference to the Registrant's Form 8-K/A filed April 28, 2005)

10.28 Settlement and Mutual Release Agreement, effective April 15, 2005 (incorporated herein by reference to the Registrant's Form 8-K/A filed May 11, 1005)

10.29 Mitchell Letter Agreement, dated as of April 29, 2005 (incorporated herein by reference to the Registrant's Form 8-K filed May 20, 2005)

10.30 Solomon Letter Agreement, effective May 18, 2005 (incorporated herein by reference to the Registrant's Form 8-K filed May 20, 2005)

10.31 Technical Services Agreement, dated as of December 1, 2004, by and between The Tube Music Network, Inc. and Skyport Services, Inc. (incorporated herein by reference to the Registrant's Form 8-K/A filed May 23, 2005)

10.32 Charter Affiliate Affiliation Agreement, dated as of April 15, 2005, by and between The Tube Music Network, Inc. and Raycom Media, Inc. (incorporated herein by reference to the Registrant's Form 8-K filed May 20, 2005)

10.33 Confidential Settlement Agreement and Mutual Release, dated June 21, 2005 (incorporated herein by reference to the Registrant's Form 8-K/A filed July 8, 2005)

10.34 Loan Agreement, dated July 25, 2005, among Robert Jaffee and AGU Entertainment Corp., Les Garland, David C. Levy, Victoria Levy, Marc Gelberg, Greg Catinella and John W. Poling (incorporated herein by reference to the Registrant's Form 8-K filed August 2, 2005)

10.35 $500,000 Promissory Note issued by AGU Entertainment Corp. to Robert Jaffee (incorporated herein by reference to the Registrant's Form 8-K filed August 2, 2005)

10.36 Warrant to purchase up to 400,000 shares of common stock of AGU Entertainment Corp. issued to Robert Jaffee (incorporated herein by reference to the Registrant's Form 8-K filed August 2, 2005)

10.37 Letter Agreement, dated August 11, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of maturity date (incorporated herein by reference to the Registrant's Form 10-QSB filed August 19, 2005)

10.38 Letter Agreement, dated August 17, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of due date for filing of registration statement (incorporated herein by reference to the Registrant's Form 10-QSB filed August 19, 2005)

10.39 Agreement for Purchase and Sale, dated as of August 29, 2005, by and between AGU Entertainment Corp. and Tarragon South Development Corp. (includes side letter) (incorporated herein by reference to the Registrant's Form 8-K filed November 11, 2005)

10.40 Consulting Agreement, dated as of August 31, 2005, by and between AGU Entertainment Corp. and DKK-RK Enterprises, Inc. (incorporated herein by reference to the Registrant's Form 8-K filed September 8, 2005)

10.41 Letter Agreement, dated September 2, 2005, by and between AGU Entertainment Corp., The Tube Music Network, Inc. and AGU Music Inc. and Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed September 8, 2005)

10.42 $500,000 Promissory Note, dated August 31, 2005, issued to Robert Alan Kast by AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed September 8, 2005)

10.43 $200,000 Promissory Note, dated August 31, 2005, issued to Daniel K. Kast and Lenore S. Kast by AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed September 8, 2005)

10.44 Warrant to subscribe for 100,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed September 8, 2005)

10.45 Warrant to subscribe for 200,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed September 8, 2005)

10.46 Warrant to subscribe for 100,000 shares of common stock of AGU Entertainment Corp. issued Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed September 8, 2005)

10.47 Warrant to subscribe for 150,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed September 8, 2005)

10.48 Warrant to subscribe for 200,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant's Form 8-K filed September 8, 2005)

10.49 Promissory Note dated October 21, 2005, issued by AGU Entertainment Corp. to Tarragon South Development Corp. (incorporated herein by reference to the Registrant's Form 8-K filed October 27, 2005)

10.50 Third Mortgage Deed and Security Agreement, dated as of October 21, 2005, by and among AGU Entertainment Corp. and Tarragon South Development Corp. (incorporated herein by reference to the Registrant's Form 8-K filed October 27, 2005)

10.51 Subordination Agreement dated as of October 21, 2005, by and among Charley Zeches, in her capacity as trustee of Lakes Holding Trust, Mitchell Entertainment Company, Tarragon South Development Corp., as agreed to, accepted and acknowledged by AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed October 27, 2005)

10.52 Tri-Party Developer's Agreement, dated as of October 21, 2005, by and among the City of Lauderdale Lakes, AGU Entertainment Corp. and Tarragon South Development Corp. (incorporated herein by reference to the Registrant's Form 8-K filed October 27, 2005)

10.53 Promissory Note, dated October 31, 2005, issued by AGU Entertainment Corp. to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed October 27, 2005)

10.54 Receipt for Future Advance and Mortgage Modification Agreement, dated as of October 21, 2005, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant's Form 8-K filed October 27, 2005)

10.55 Easement Search Letter, dated October 21, 2005 (incorporated herein by reference to the Registrant's Form 8-K filed October 27, 2005)

10.56 Notice of Limitation on Mortgage Future Advance by AGU Entertainment Corp. relating to mortgage in favor of Mitchell Entertainment Corp. (incorporated herein by reference to the Registrant's Form 8-K filed October 27, 2005)

10.57 First Amendment to Agreement for Purchase and Sale, dated as of November 1, 2005, by and between AGU Entertainment Corp. and Tarragon South Development Corp. (incorporated herein by reference to the Registrant's Form 10-QSB filed December 9, 2005)

10.58 Second Amendment to Agreement for Purchase and Sale, dated as of December 2, 2005, by and between AGU Entertainment Corp. and Tarragon South Development Corp. (incorporated herein by reference to the Registrant's Form 10-QSB filed December 9, 2005)

10.59 Amendment No. 3 to Agreement for Purchase and Sale, dated as of December 2, 2005, by and between Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A and AGU Entertainment Corp. (incorporated herein by reference to the Registrant's Form 10-QSB filed December 9, 2005)

10.60 Amendment to Employment Agreement dated as of March 6, 2006, by and between The Tube Media Corp. and Les Garland (incorporated herein by reference to the registrant's Form 8-K filed March 10, 2006).

10.61 Charter Affiliation Agreement, dated as of March 6, 2006, by and between The Tube Media Corp., The Tube Music Network, Inc. and Tribune Broadcasting Company (incorporated herein by reference to the registrant's Form 8-K filed March 10, 2006.)

10.62 Letter Agreement, dated March 6, 2006, by and among The Tube Media Corp., The Tube Music Network, Inc. and Tribune Broadcasting Company. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant's Form 8-K filed March 10, 2006)

10.63 Securities Issuance Agreement, dated March 6, 2006, by and between The Tube Media Corp. and Tribune Broadcasting Company. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant's Form 8-K filed March 10, 2006)

10.64    Registration  Rights  Agreement,  dated  as of March  6,  2006,  by and between The Tube Media Corp. and Tribune Broadcasting Company (incorporated herein by reference to the registrant's Form 8-K filed March 10, 2006.).

10.65 Common stock Purchase Warrant of The Tube Media Corp. issued to Tribune Broadcasting Company. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant's Form 8-K filed March 10, 2006)

10.66 Affiliation Agreement, dated as of March 22, 2006, by and between The Tube Media Corp., The Tube Music Network, Inc. and Tribune Sinclair Television Group, Inc. (incorporated herein by reference to the registrant's Form 8-K filed March 28, 2006.)

10.67 Letter Agreement, dated March 22, 2006, by and among The Tube Media Corp., The Tube Music Network, Inc. and Sinclair Television Group, Inc. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant's Form 8-K filed March 28, 2006)

10.68 Securities Purchase Agreement, dated March 22, 2006, by and between The Tube Media Corp. and Sinclair Television Group, Inc. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant's Form 8-K filed March 28, 2006)

10.69 Common stock Purchase Warrant of The Tube Media Corp. issued to Sinclair Television Group, Inc. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant's Form 8-K filed March 28, 2006)

10.70 Subscription Agreement dated as of March 31, 2006, by and between The Tube Media Corp. and Michael H. Brauser (incorporated herein by reference to the Registrant's Form 8-K filed April 5, 2006).

10.71 Subscription Agreement dated as of March 31, 2006, by and between The Tube Media Corp. and Barry Honig (incorporated herein by reference to the Registrant's Form 8-K filed April 5, 2006).

10.72 Amendment to Employment Agreement, dated as of December 29, 2005 by and between The Tube Media Corp. and John W. Poling (incorporated herein by reference to the Registrant's Form 8-K filed April 3, 2006).

10.73 Settlement and Mutual Release Agreement effective January 16, 2006 (incorporated herein by reference to the Registrant's Form 8-K filed April 13, 2006).

10.74 Guaranty Agreement by David Levy, dated as of January 16, 2006 (incorporated herein by reference to the Registrant's Form 8-K filed April 13, 2006).

10.75 Guaranty Agreement by Donna Levy, dated as of January 16, 2006 (incorporated herein by reference to the Registrant's Form 8-K filed April 13, 2006).

10.76 Letter Agreement, dated April 11, 2006, with Robert Alan Kast relating to $225,000 Promissory Note (incorporated herein by reference to the Registrant's Form 8-K filed April 13, 2006).

10.77 Letter Agreement, dated April 11, 2006, with Robert Alan Kast relating to $150,000 Promissory Note (incorporated herein by reference to the Registrant's Form 8-K filed April 13, 2006).

10.78 Form of Purchase Agreement, dated as of April 21, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto. incorporated herein by reference to the Registrant's Form 8-K filed April 26, 2006)

10.79 Form of Registration Rights Agreement, dated as of April 21, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto. (incorporated herein by reference to the Registrant's Form 8-K filed April 26, 2006)

10.80 Form of Pledge and Security Agreement, dated April 21, 2006, made by David Levy in favor of Nite Capital, L.P. and acknowledged by The Tube Media Corp. (incorporated herein by reference to the Registrant's Form 8-K filed April 26, 2006)

10.81 Services Agreement dated as of July 13, 2005 by and between The Tube Music Network, Inc. and Crawford Communications, Inc.

14.1 Code of Ethics, as amended (incorporated herein by reference to the Registrant's Form 8-K filed August 23, 2004)

16.1 Letter regarding Change in Certifying Accountant (incorporated herein by reference to the Registrant's Form 8-K/A filed June 15, 2004)

21.1     List  of  Subsidiaries   (incorporated   herein  by  reference  to  the
         Registrant's Form 10-KSB filed March 31, 2005).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1     Section 906 Certification

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Fees for professional services provided by Weinberg & Company, P.A., the Company's independent registered public accounting firm, for the fiscal years ended December 31, 2005 and 2004 in each of the following categories were:

                                                  Fiscal Year Ended December 31,
                                                  ------------------------------
                                                     2005               2004
                                                  -----------        -----------

Audit Fees                                            $67,968           $36,957
Audit-Related Fees                                      3,521            25,530
Tax Fees                                                   --             4,388
All Other Fees                                             --                --
Total                                                 $71,489           $66,875

         Audit Fees. The aggregate fees billed by Weinberg & Company, P.A., for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2005, and the review of the financial statements included in the Company's Forms 10-Q for fiscal years ended 2004 and 2005 were $36,975 and $67,968, respectively.

         Audit-Related Fees. The aggregate fees billed by Weinberg & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and 2005 and that are not disclosed in the paragraph captioned "Audit Fees" above, were $25,530 and $3,521, respectively. The services performed by Weinberg & Company, P.A., in connection with these fees consisted primarily of review of our SEC filings.

         Tax Fees. The aggregate fees billed by Weinberg & Company, P.A., for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2004 and 2005 were $4,388 and $0, respectively The services performed by Weinberg & Company, P.A., in connection with these fees consisted of preparing the Company's 2004 federal and state tax returns.

         All Other  Fees.  There were no other fees paid to  Weinberg & Company,
P.A.

     The Company's audit committee charter provides that authority to pre-approve all audit and permitted non-audit services may be delegated to one or more members of the audit committee or a sub-committee thereof. During the fiscal year ended December 31, 2005, all services performed by the independent registered public accounting firm were pre-approved pursuant to the pre-approval policies of our audit committee.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2006.

                                            THE TUBE MEDIA CORP.

                                            By: /s/ David C. Levy
                                                --------------------------------
                                                    David C. Levy
                                                    President

    In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 11, 2006.


By: /s/ David C. Levy
    -----------------
David C. Levy
Director and President


By: /s/John W. Poling
    -----------------
John W. Poling
Director and Chief Financial Officer

By:
    --------------
Les Garland
Director

By: /s/Gregory R. Catinella
    -----------------------
Gregory R. Catinella
Director