Form 10QSB
period 2006-03-31
Tube Media Corp.
filed 2006-05-22
CIK 1168932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 005-79752

The Tube Media Corp.
_______________________________________________________________________
(Exact name of small business issuer as specified in its charter)

Delaware	84-1557072
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1451 West Cypress Creek Road.
Ft. Lauderdale, FL 33309
_____________________________________________________
(Address of principal executive offices)

(954) 714-8100
_____________________________________________________________________
(Issuer's telephone number)

N/A
__________________________________________________________________________________
(Former name, former address and annual fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the issuer's common stock, par value $0.0001 per share, outstanding as of May 15, 2006 was 27,292,841

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

THE TUBE MEDIA CORP.
(Formerly AGU Entertainment Corp.)

FORM 10-QSB

FORWARD LOOKING STATEMENTS

Cautionary Statement Pursuant to Safe Harbor Provisions of the
Private Securities Litigation Reform Act of 1995

This report may include a number of “forward-looking statements” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management’s current views with respect to future events and financial performance and include statements regarding management’s intent, belief or current expectations, which are based upon assumptions about future conditions that may prove to be inaccurate. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risk and uncertainties, and that as a result, actual results may differ materially from those contemplated by such forward-looking statements. Such risks include, among other things, our ability to continue to operate as a going concern, our limited operating history and anticipation that we will have operating losses in the foreseeable future, our ability to raise additional capital which may not be available to us on commercially acceptable terms or at all, our ability repay our outstanding debt when due, our business revenue generation model is unproven and could fail, our success is dependent upon our senior management team and our ability to hire and retain qualified employees, our ability to implement our business and growth strategy, the volatile nature of the market in which we will launch new products, our ability to control the volatility of sales, our ability to purchase and/or license assets that are critical to our business, our ability to maintain good working relationships with the companies in which we have charter affiliation agreements and our ability to perform as required under these agreements, our ability to develop advertising revenues, our ability to maintain our client relationships, our ability to protect our music business from digital piracy, intense competition from substantially larger and better financed companies, our ability to adequately manage future growth, our ability to adequately react to market changes, our ability to maintain an effective system of internal controls, the effects of copyright laws on the value of certain of our assets, and potential conflicts of interests and risks related to agreements that are not subject to arm's length negotiations. When considering forward-looking statements, readers are urged to carefully review and consider the various disclosures, including risk factors and their cautionary statements, made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”).

All references to “we,” “our,” or “us” or the “Company” refer, on a consolidated basis, to The Tube Media Corp., a Delaware corporation, unless otherwise indicated.

Item 1. Financial Statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005

	March 31,	December 31,
Assets	2006	2005
Current Assets:	(unaudited)
Cash	$892,518	$346,998
Accounts receivable, net of allowance for doubtful
accounts of $195,239 and $195,703, respectively	407,594	408,822
Prepaid expenses	15,000	367,264
Total current assets	1,315,112	1,123,084

Property and equipment, net of accumulated
depreciation of $332,056 and $296,876, respectively	384,686	437,853
Property and equipment from discontinued operations
net of accumulated depreciation of $10,533 and $7,900, respectively	25,466	28,100
Intangibles, net of amortization	4,815,144	1,077,161
Other assets	142,151	50,480
Total assets	$6,682,559	$2,716,678

Liabilities and Shareholders’ Deficiency
Current Liabilities:
Accounts payable	$1,315,529	$794,336
Accounts payable - related parties	75,725	154,708
Notes payable, related parties	1,146,004	1,241,010
Notes payable	1,232,819	707,818
Convertible notes payable	1,045,000	850,000
Equipment note	-	12,986
Capital leases payable	1,535	11,278
Accrued expenses	1,696,105	1,418,774
Other current liabilities	50,373	6,852
Total current liabilities	6,563,090	5,197,762

Capital leases payable - long term portion	1,008	1,636
Equipment note - long term portion	-	23,683
Notes payable	275,000	275,000
Convertible notes payable - net of unamortized discounts	1,140,251	375,408
Total liabilities	7,979,349	5,873,489

COMMITMENTS AND CONTIGENCIES

Shareholders’ deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
27,292,841 and 26,046,711 shares issued and outstanding	2,729	2,604
Additional paid-in capital	22,199,228	17,762,512
Accumulated deficit	(23,498,747)	(20,921,927)
Total shareholders' deficiency	(1,296,790)	(3,156,811)

Total liabilities and shareholders' deficiency	$6,682,559	$2,716,678

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	March 31,	March 31,
	2006	2005
		(As Restated)

Net revenues	$-	$105,927
Cost of sales and services performed	-	22,739
Gross profit	-	83,188

Operating Expenses
Legal and professional fees	488,917	273,671
Promotion and advertising	157,949	71,530
Depreciation and amortization	162,974	65,129
Other general and administrative costs	1,121,256	2,446,288

Total operating expenses	1,931,096	2,856,618

Operating loss	(1,931,096)	(2,773,430)

Interest expense	653,596	1,449,767
Other income	10,506	-

Loss from continuing operations	(2,574,186)	(4,223,197)

Loss from discontinued operations	(2,633)	(21,555)

Net loss	$(2,576,819)	$(4,244,752)

Loss per common share from continuing operations	$(0.10)	$(0.18)
Loss per common share from discontinued operations	$(0.00)	$(0.00)
Net loss per common share	$(0.10)	$(0.18)
Weighted average common shares outstanding -
Basic and diluted	26,333,230	23,720,678

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ (Deficiency)
For the Three Months Ended March 31, 2006
 (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2005	26,046,711	$2,604	$17,762,512	$(20,921,927)	$(3,156,811)

Issuance of shares of common stock for services	135,419	14	209,885	-	209,899
Issuance of warrants to purchase common stock in connection
the issuance of convertible debt	-	-	171,400	-	171,400
Beneficial conversion feature from issuance of convertible debt	-	-	190,840	-	190,840
Issuance of shares of common stock in connection with
contract rights agreements for network broadcasting	1,100,000	110	2,409,890	-	2,410,000
Issuance of warrants to purchase common stock in connection
with contract rights agreements for network broadcasting	-	-	1,435,530	-	1,435,530
Issuance of shares of common stock to directors for services	5,000	-	7,750	-	7,750
Issuance of shares of common stock to pay accrued interest	5,711	1	11,421		11,422
Net loss	-	-	-	(2,576,819)	(2,576,819)

Balance at March 31, 2006	27,292,841	$2,729	$22,199,228	$(23,498,747)	$(1,296,790)

 See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
		(As Restated)

Cash flows from operating activities:
Net loss	$(2,576,819)	$(4,244,752)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad Debt Expense	878	-
Depreciation and amortization	164,729	93,501
Common stock issued as payment for services	217,649	405,866
Common stock issued for services and compensation	-	1,047,840
Gain on disposal of assets	(1,005)	-
Decrease in accounts receivable	350	32,343
Decrease (increase) in prepaid expenses	352,264	(11,338)
(Increase) decrease in other assets	(91,674)	8,849
Increase in accounts payable and accrued liabilities	739,598	427,177
Decrease in other liabilities	-	(30,093)
Decrease in discount on notes payable	537,084	1,178,662
Net cash used in operating activities	(656,946)	(1,091,945)
Cash flows from investing activities:
Disbursements for property and equipment	(37,963)	(128,661)
Net cash used in investing activities	(37,963)	(128,661)
Cash flows from financing activities:
Payment of notes payable	-	(2,959)
Proceeds from notes payable to related parties	326,800	190,683
Payment on capital leases	(10,371)	(3,272)
Payment of notes payable to related parties	(386,000)	-
Proceeds from other notes payable	1,310,000	270,000
Net cash provided by financing activities	1,240,429	454,452
Net increase (decrease) in cash	545,520	(766,154)
Cash, beginning of year	346,998	771,533
Cash, end of year	$892,518	$5,379
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$50,512
Non-cash financing activities:
Common stock issued as payment for services	$217,649	$205,866
Equipment acquired through issuance of common stock	$-	$244,500
Exstinguishment of liabilities to common stock	$11,422	$337,500
Common stock issued in connection with affiliation agreements	$2,410,000	$200,000
Warrants issued with convertible debt	$171,400	$-
Warrants issued in connection with affiliation agreements	$1,435,530	$-

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was initially incorporated as Lexington Barron Technologies, Inc. in the State of Colorado on August 23, 2000 for the purpose of addressing the specific needs of small businesses and start-up organizations by providing a broad range of consulting and advisory services ranging from market research and analysis to business plans and systems development to financial consulting. In early 2004, the Company’s former management determined that the business model was not progressing and that the Company should either merge with or acquire an operating company with an operating history and assets.

Effective April 1, 2004, the Company entered into a share exchange agreement with Pyramid Music Corp., a Florida corporation (“PMC”). Under the terms of the share exchange agreement, the Company acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of the Company’s common stock. On March 26, 2004, in anticipation of the completion of the share exchange, the Company changed its name to AGU Entertainment Corp. As of April 1, 2004, upon completion of the share exchange, the former shareholders of PMC owned, on a fully diluted basis, approximately 80% of the outstanding common stock of AGU Entertainment Corp., which resulted in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly-owned subsidiary of AGU Entertainment Corp., was deemed to be the acquirer for accounting purposes. In addition, as of April 1, 2004, AGU Entertainment Corp. had no identifiable assets and liabilities. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-QSB, including the consolidated financial statements and Management’s Discussion and Analysis or Plan of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation (“The Tube”) and Pyramid Records International, Inc., a Florida corporation (“PRI”).

In July of 2004, the Company dissolved PMC, and as a result The Tube and PRI became direct, wholly-owned subsidiaries of AGU Entertainment Corp. On October 20, 2004, the Company’s shareholders approved the reincorporation of the Company in the State of Delaware through a merger of the Company into a wholly-owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in the Company becoming a Delaware corporation, effective as of October 21, 2004, and did not result in any change in the Company’s name, headquarters, business, jobs, management, location or any of the Company’s offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities or net worth.

In February of 2005, the Company formed two new subsidiaries, AGU Studios, Inc. (“AGU Studios”), a Florida corporation, and 3200 Oakland Park Boulevard, Inc., a Florida corporation (“3200 Oakland Park”). Liquidity issues and the sale of the property located in Lauderdale Lakes, Florida, the operations of AGU Studios and 3200 Oakland Park have been discontinued.

In March 2005, we changed the name of PRI to AGU Music, Inc. (“AGU Music”).

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

The Tube is a 24-hour per day broadcast digital television network that delivers high quality music video, audio, and e-commerce to digital viewers nationally. Its national launch is expected to take place by the third quarter of 2006. The Tube can currently be seen in a limited number of households in various parts of the United States. AGU Music was formed to produce both studio albums and DVD concerts.

Basis of Presentation

The condensed consolidated financial statements in this report are unaudited. The preparation of the condensed consolidated financial statements are in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as filed with the SEC for the year ended December 31, 2005.

The accompanying financial statements reflect the results of the operations of the Company and its subsidiaries for the three months ended March 31, 2006 and the results of the Company for the three months ended March 31, 2005 (restated).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Tube Media Corp. and its subsidiaries. References to the Company mean The Tube Media Corp. and its subsidiaries unless otherwise indicated. All significant intercompany transactions have been eliminated.

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

Loss per Share

Basic income or (loss) per share is computed by dividing net income or (loss) attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three months ended March 31, 2006 and 2005 because the effect of the additional shares which would be issued, assuming conversion of the convertible notes and common stock purchase warrants, are anti-dilutive for the aforementioned periods. The aggregate amount of securities that could potentially dilute earnings per share in future periods, at March 31, 2006 was 20,581,704.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company’s common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company’s common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company’s results of operations was shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

The Company has never granted stock options to purchase shares of its common stock under its 2004 Stock Option Plan, or for employee services. Accordingly, the Company’s Condensed Consolidated Financial Statements do not include any stock based compensation expense for the three months ended March 31, 2006, and as such, no proforma information for March 31, 2005 is required, nor does the Company have any unvested deferred compensation that must be amortized over any vesting periods.

Reclassification

Certain amounts from the prior year have been reclassified to conform to current period presentation.

Restatement

The three months ended March 31, 2005 were restated to include $1.1 million additional compensation expense paid to a director.

2. INTANGIBLES

Intangible assets at March 31, 2006 were as follows:

	Value at acquisition	Accumulated amortization	Balance at March 31, 2006
Distribution agreement	$350,000	$(233,200)	$116,800
Contract rights	4,317,036	(70,800)	4,246,236
Other intangibles	651,035	(198,928)	452,108
Total intangibles	$5,318,071	$(502,928)	$4,815,144

The distribution agreement is being amortized on a straight line basis over a period of three years. Contract rights, which were acquired in April 2005 and March 2006 for common stock and warrants to purchase the Company’s common stock, to broadcast The Tube in certain markets, are being amortized over the initial lives of the agreements, which are five year periods beginning in July of 2005 and April 2006. Other intangibles pertain to costs to develop network logos, graphic templates and on-air interstitials for The Tube. Under the terms of an amended agreement with the developer of these assets, the Company agreed to pay the developer in cash and shares of common stock, which is being amortized on a straight line basis over a period of three years. Amortization expense for the three months ended March 31, 2006 and March 31, 2005 was $107,053 and $28,372, respectively. Aggregate amortization expense over the next five years, assuming an estimated useful life of two years for the other intangibles, is expected to be as follows:

For the year ending December 31:
2006	$964,482
2007	885,807
2008	863,407
2009	863,407
2010	769,007

3. NOTES PAYABLE

Convertible Notes

Convertible notes payable consist of the following at March 31, 2006 and December 31, 2005:

2006
Convertible notes	$3,080,000
Less: current portion	(1,045,000)
Less: Discount on convertible notes payable	(894,749)
Convertible notes payable, long term portion, net of discounts	$1,140,251

During the first quarter of 2006, the Company issued additional convertible promissory notes to various accredited investors in the aggregate principal amount of $510,000. These convertible promissory notes pay interest at 10% and are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price ranging from $2.50 to $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders warrants to purchase an aggregate of 184,000 shares of the Company’s common stock. The common stock purchase warrants have two year terms and the exercise price ranging from $2.50 to $3.00 per share. The Company estimated the fair value of each warrant at the date of grant by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 50%, risk-free interest rate of 4.5%, and an expected life from two to ten years. The aggregate value of the warrants issued in 2006, in connection with convertible promissory notes, was $171,400 and this amount was recorded as a discount of the notes payable with an offset to paid in capital. Accordingly, as the effective conversion price of the notes was less than the fair price at the date of issuance, a beneficial conversion feature of $190,840 was determined and recorded as a discount to notes payable with an offset to paid in capital. These discounts are being amortized over the life of the respective convertible notes. The unamortized balance of $347,147 is included in the discount on notes payable balance as of March 31, 2006.

Other Notes Payable

On March 31, 2006, the Company entered into agreements with two individuals (the “Lenders”), pursuant to which the Lenders agreed to loan to the Company, an aggregate amount of $800,000 (the “Bridge Loan”). In connection with the Bridge Loan, the Company issued two promissory Bridge Notes (the “Bridge Notes”), in the aggregate principal amount of $800,000, to the Lenders, both of whom are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan would accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes would be due on March 31, 2007. The payments due under the Bridge Notes would be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company would pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company would pay each Lender the total amount due under each Note. The Bridge loans were repaid on April 21, 2006 from the proceeds of the “Private Placement”, see Note 10.

Also during the first quarter of 2006, the Company disposed a Company vehicle and retired the equipment note in the amount of $36,669. The disposal resulted in a gain on disposal of the equipment of $1,005.

The unamortized balance of the discount for the notes issued in the quarter ended March 31, 2006 was $347,147. No warrants were exercised during the first three months of 2006 and warrants to purchase 9,929,911 shares of common stock were outstanding at March 31, 2006. The unamortized balance of the discount for all notes as of March 31, 2006 was $894,749.

Related Party Notes

On March 3, 2004, AGU Music entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. (“PMG”) (of which a related party and a shareholder of the Company own a controlling interest, whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP (“ARK21”). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for AGU Music through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement between PMG and ARK21, AGU Music assumed the obligation to repay $350,000 of notes payable to Neil Strum and Ned Siegel, two significant stockholders of the Company. The Company guaranteed payment on the notes. The notes have an annual interest rate of 8%. Approximately $19,000 of the notes were paid in 2004 and the outstanding balance at December 31, 2005 was approximately $331,000. The terms of these notes required monthly payments of principal and interest. The Company had not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement, effective April 15, 2005, with the holders of the notes. Under the terms of the settlement agreement, the notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $345,806. The Company did not make any of the required payments under the new notes. The stockholders filed suit and commenced litigation in the State of Florida and on January 16, 2006, the Company and the stockholders reached an agreement which required the immediate payment of $175,000 to the stockholders, and a subsequent payment of $125,000 on February 15, 2006, subject to a personal guarantee by David Levy, President of the Company and Donna Levy, his wife, as a complete settlement of the Distribution Agreement and dispute. On February 15, 2006, the Company paid the settlement amount in full, plus an additional $10,000 as consideration for the delayed payment. The stockholders withdrew their suit in connection with the settlement agreement.

During the first three months of 2006, the Company received loans in the aggregate amount of $326,800 from three stockholders of the Company, who are related parties, of which $76,000 was repaid as of March 31, 2006, leaving an amount outstanding as of March 31, 2006 of $250,800. The loans, which are considered working capital advances, pay interest at 10% and are due when subsequent financing occurs.

4. STOCKHOLDERS’ EQUITY

During the first three months of 2006, the Company issued 135,419 shares of common stock to various service providers and consultants in exchange for services performed. These services were valued at $209,899 and this amount was charged to operating expenses during the period. The Company also issued 5,000 shares of common stock to its directors during the first three months of 2006 and recorded compensation expense of $7,750.

In addition, the Company issued 1,100,000 shares of common stock pursuant to charter affiliation agreements. The charter affiliation agreements provide distribution services to air the Tube in certain markets, for five years, which were valued at fair market price and resulted in $2,410,000 being recorded as an intangible asset. Additionally, the Company issued warrants to purchase 1,350,000 shares of common stock of the Company, in connection with the charter affiliation agreements, which were valued at the day of the agreement by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 50%, risk free interest rate of 4.5% and an expected life of ten years. The aggregate value of the warrants was $1,435,530 and the charter affiliation agreements were recorded as an intangible asset. (See Note 5)

During the first three months of 2006, the Company issued 5,711 shares of its common stock for payment of interest in the amount of $11,422, which was accrued in 2005.

5. AFFILIATION AGREEMENTS

On March 6, 2006, The Tube, entered into a charter affiliation agreement, with the Tribune Broadcasting Company (“Tribune”). The charter affiliation agreement provides that Tribune will have the exclusive right and obligation to transmit The Tube’s music network via broadcast television from Tribune’s existing and acquired stations in the designated markets specified in the charter affiliation agreement.

The charter affiliation agreement provides the terms and conditions of broadcasting, as well as the obligations of each of the parties. Pursuant to the terms of the charter affiliation agreement, The Tube will pay a portion of its advertising revenue and a portion of the revenue that it receives from the sale of products on The Tube’s music network to Tribune as compensation, and other compensation as described in the Tribune Letter Agreement (as defined below).

The charter affiliation agreement has an initial term that commences on the effective date of the charter affiliation agreement and expires on March 31, 2011. The initial term automatically renews for an additional four years if Tribune fails to notify The Tube of its desire to terminate the charter affiliation agreement at least six months prior to the scheduled expiration date. Tribune may terminate the charter affiliation agreement upon at least 45 days prior written notice to The Tube if The Tube’s music network is being distributed to less than a specified percentage of television households or cable households. In connection with the charter affiliation agreement, the parties also entered into a letter agreement, dated March 6, 2006 (the “Tribune Letter Agreement”), pursuant to which the Company agreed to issue to Tribune (i) within 10 days after the execution of the charter affiliation agreement, a common stock purchase warrant to purchase shares of the Company’s common stock, par value $0.0001 per share (the “common stock”), at an exercise price of $2.25 per share, and shares of common stock; (ii) upon Tribune’s transmission of The Tube’s music network to television stations in markets that represent 75% of all television households in the markets where Tribune owns and/or operates broadcast television stations, a common stock purchase warrant to purchase shares of common stock at an exercise price of $2.50 per share; and (iii) a specified number of shares of common stock for each 11,000,000 television households (or pro rata if less than 11,000,000) that first receive The Tube’s music network as a result of a launch of The Tube’s music network on a Tribune television station; provided, however, that television households that receive The Tube’s music network in markets with less than 100,000 television households will not be included in the calculation of television households. The Company granted “piggyback” registration rights with respect to all of the securities to be issued under the Tribune Letter Agreement. Each common stock purchase warrant entitles its holder to purchase one share of common stock for either $2.25 or $2.50 per share, subject to adjustments for stock splits, reverse splits and stock dividends. In addition, if the Company issues or sells shares of common stock in certain subsequent issuances for a price per share that is less than the applicable exercise price of the common stock purchase warrant, the exercise price will be reduced. The exercise price of the common stock purchase warrants will also be adjusted if the Company issues, sells or grants options, warrants or other securities or rights to subscribe to or exercisable for common stock in an issuance not specifically exempt by the terms of the common stock purchase warrants. The common stock purchase warrants may be exercised at any time prior to the earlier of the tenth anniversary of the issuance of the common stock purchase warrant or the termination or expiration of the charter affiliation agreement.

Pursuant to the terms of the Tribune Letter Agreement, The Tube agreed that if, in relation to any third party that owns or operates broadcast television stations and distributes The Tube’s music network, The Tube or the Company provide to such third party (i) a greater percentage of the advertising revenue or revenue that it receives from the sale of products on The Tube’s music network than that provided to Tribune or (ii) equity securities at a ratio more favorable than that provided to Tribune for each 11,000,000 television households, The Tube will offer such greater percentage or more favorable ratio to Tribune. If the granting of such greater percentage or more favorable ratio requires such third party to perform any material obligation not being performed by Tribune, then Tribune must perform such material obligation in order to receive the greater percentage or more favorable ratio.

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

On March 22, 2006, The Tube also entered into a charter affiliation agreement with Sinclair television Group, Inc. (“Sinclair”). The charter affiliation agreement provides that Sinclair will have the exclusive right and obligation to transmit The Tube’s music network from Sinclair’s existing and acquired stations in the designated markets specified in the affiliation agreement.

The affiliation agreement provides the terms and conditions of broadcasting, as well as the obligations of each of the parties.

Pursuant to the terms of the affiliation agreement, The Tube will pay a portion of its advertising revenue and a portion of the revenue that it receives from the sale of products on The Tube’s music network to Sinclair as compensation, and other compensation as described in the Sinclair Letter Agreement (as defined below). The affiliation agreement has an initial term of five years that commences on the earlier of (i) the date on which The Tube’s music network is initially transmitted by Sinclair’s first station; or (ii) March 31, 2006. Sinclair may renew the affiliation agreement for two successive terms of five years each upon written notice to The Tube no later than 120 days prior to the expiration of the initial term or the first renewal term, as applicable. Sinclair may terminate the affiliation agreement as of March 31, 2007 with no liability upon written notice to The Tube no later than December 31, 2006. If at least 60 days prior to the end of the fourth year of the initial term, The Tube notifies Sinclair that it does not intend to pay the compensation specified in the Sinclair Letter Agreement (as defined below), Sinclair may terminate the affiliation agreement upon at least 45 days prior written notice to The Tube.

In connection with the affiliation agreement, the parties also entered into a letter agreement, dated March 22, 2006 (the “Sinclair Letter Agreement”), pursuant to which the Company agreed to issue to Sinclair (i) within 20 days after the execution of the affiliation agreement, a common stock purchase warrant to purchase shares of the common stock, at an exercise price of $2.25 per share, and shares of common stock; (ii) upon Sinclair’s transmission of The Tube’s music network to television stations in markets that represent 50% of the designated markets where Sinclair owns and/or operates broadcast television stations, shares of common stock; and (iii) on or after April 1, 2007 and upon Sinclair’s transmission of The Tube’s music network to television stations in markets that represent 75% of the designated markets where Sinclair owns and/or operates broadcast television stations, a common stock purchase warrant to purchase shares of common stock at an exercise price of $2.50 per share and shares of common stock.

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

Pursuant to the terms of the Sinclair Letter Agreement, The Tube agreed that the Company may issue shares of common stock (i) as payment for services when the aggregate amount of all such issuances does not exceed 10% of the total number of shares of common stock outstanding as of the date of such issuance and so long as each share is issued at fair market value; (ii) to other distributors of The Tube’s music network when the aggregate amount of all such issuances does not exceed a specified number of shares of common stock; (iii) to satisfy existing obligations of the Company to issue equity, which obligations are specified in the Sinclair Letter Agreement; (iv) pursuant to the Company’s 2004 Stock Option and Stock Incentive Plan or any other equity incentive plan approved by the Company’s stockholders; provided, that the maximum number of shares issuable under such plans does not exceed 10% of the total number of shares of common stock outstanding as of the date such plan is approved by the Company’s stockholders; and (v) in connection with a purchase, merger or consolidation where the Company is the surviving corporation or an acquisition of the assets of a third party by the Company.

The Sinclair Letter Agreement provides Sinclair with a seat on the board of directors of The Tube, which shall be composed of no less than three and no more than ten members.

6. CONTINGENCIES

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

In an action initiated by Michael Jay Solomon (“Solomon”) against the Company for breach of contract, Solomon asserts that the Company failed to pay him approximately $100,000 in connection with his resignation from the Company, $50,000 of which was alleged an agreed upon sum plus $50,000 for asserted reimbursements. The Company is aggressively defending this action. The parties have begun the discovery stage of the action wherein each party will seek documents and other evidence from the other to support their positions.

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

On May 5, 2005, the Company entered into a settlement agreement, effective April 15, 2005, with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $345,806. The Company did not make any of the required payments under the new notes. The stockholders filed suit and commenced litigation in the State of Florida and on January 16, 2006. The Company and the stockholders reached an agreement, which required the immediate payment of $175,000 to the stockholders, and a subsequent payment of $125,000. On February 15, 2006, the Company paid the settlement amount in full, plus an additional $10,000 as consideration for the delayed payment. The stockholders withdrew their suit in connection with the settlement agreement.

During 2004 and 2005, we did not remit our payroll taxes timely due to liquidity issues. We have recorded a liability for the 2004 unpaid payroll taxes in the amount of $45,147 and the expected interest and penalties for 2004 in the amount of $30,442. In 2005 all of the payroll taxes have been paid with the exception of $157,936.  We have recorded this amount as a liability in 2005, and an estimate of the expected interest and penalties in respect of the late taxes for 2005, in the amount of $152,731.  We believe the amounts reserved are adequate in all material respects.

The Company paid its payroll taxes for the first quarter of 2006 late, and has recorded $36,716 as an estimate of the expected interest and penalties in respect of the late taxes for 2006.

The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

7. SEGMENT REPORTING

The Company has two reportable operating segments: The Tube Music Network (“The Tube”) and AGU Music. The Tube airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. When fully operational, the Company expects that The Tube, which has not generated revenues to date, will generate revenues by selling advertising time and through direct sales of music related to the content broadcasted on the network. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions. The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). Each segment is separately managed and is evaluated by the Company’s management for the purpose of allocating the Company’s resources. The Company also has a corporate headquarters function which does not meet the criteria of a reportable operating segment. Interest expense and corporate expenses are not allocated to the operating segments.

The table below presents information about reportable segments for the three months ended March 31, 2006 and 2005.

	Three Months
	March 31, 2006	March 31, 2005
Revenues
AGU Music	$-	$105,927
Discontinued operations	-	44,576
Consolidated revenues	$-	$150,503

Operating loss
AGU Music	(32,898)	18,760
The Tube	(889,844)	(811,242)
Segment loss	(922,742)	(792,482)
Corporate	(1,008,354)	(1,980,948)
Discontinued operations	(2,633)	(21,555)
Consolidated operating loss	$(1,933,729)	$(2,794,985)

The table below reconciles the measurement of segment profit shown in the previous table to the Company’s consolidated income before taxes:

	Three Months
	March 31, 2006	March 31, 2005
Total segment loss	$(922,742)	$(792,482)
Operating loss - corporate	(1,008,354)	(1,980,948)
Loss from discontinued operations	(2,633)	(21,555)
Other income	10,506	-
Interest expense	(653,596)	(1,449,767)
Loss before income tax	$(2,576,819)	$(4,244,752)

8. RELATED PARTY TRANSACTIONS

During the first three months of 2006, the Company received loans in the aggregate amount of $326,800 from three stockholders of the Company, who are related parties, of which $76,000 was repaid as of March 31, 2006, leaving an amount outstanding as of March 31, 2006 of $250,800 (see Note 3). The loans, which are considered working capital advances, pay interest at 10% and are due when subsequent financing occurs.

On May 5, 2005, the Company entered into a settlement agreement, effective April 15, 2005, with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $345,806; the Company did not make any of the required payments under the new notes. The stockholders filed suit and commenced litigation in the State of Florida and on January 16, 2006, the Company and the stockholders reached an agreement, which required the immediate payment of $175,000 to the stockholders, and a subsequent payment of $125,000. On February 15, 2006, the Company paid the settlement amount in full, plus an additional $10,000 as consideration for the delayed payment.

For the period from January 1, 2006 through March 31, 2006, the Company received various services totaling $4,000 from an affiliate. At March 31, 2006 approximately $4,000 was unpaid and accrued.

Accounts payable to related parties at March 31, 2006, totaled approximately $75,725. Included in this amount was $5,000 in director’s fees payable to a certain director.

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

9. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $5.3 million and an accumulated deficit of approximately $23.5 million at March 31, 2006, as well as a net loss of approximately $2.6 million for the three months ended March 31, 2006, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company’s television network and recorded music business.

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

10. SUBSEQUENT EVENTS

During 2005, the Company received loans in the aggregate amount of approximately $1.5 million from, David Levy and DML Marketing, of which $679,025 were repaid as of December 31, 2005, leaving an amount outstanding as of December 31, 2005 of $780,803. On April 3, 2006, the Company repaid a promissory note dated December 9, 2005 to DML Marketing, in the amount of $108,378. The loans, which are considered working capital advances, generally pay interest at 10% and are due upon additional equity transactions. The Company has also issued warrants to purchase up to 800,000 shares of common stock to DML Marketing at $1.50 per share. On April 3, 2006, the warrants were amended to change the exercise price per share to $2.00.

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

On April 21, 2006, the Company completed a private placement (the “Private Placement”) of $2.45 million of securities to accredited investors (the “Investors”). In connection with the Private Placement, the Company and the Investors entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), each of which is dated as of April 21, 2006. Pursuant to the terms of the Purchase Agreement, the Company sold 7% secured convertible notes in the aggregate principal amount of $2.45 million (the “7% Notes”) and issued common stock purchase warrants to purchase an aggregate of 1,088,889 shares of the common stock at an exercise price of $2.25 per share (the “Warrants”) to the Investors.

Pursuant to the terms of the 7% Notes, the Company is required to make equal monthly payments of principal commencing on November 21, 2006 and continuing, on the first business day of each month, until the aggregate principal amount has been paid in full. Interest on the 7% Notes accrues quarterly and is payable on the last day of March, June, September and December of each year, commencing on September 30, 2006. At the option of the Company and subject to certain conditions, principal and interest payments due under the 7% Notes may be paid in cash or shares of common stock.

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

Upon the occurrence of an event of default, the 7% Notes will bear interest at the rate of 12% per annum and all unpaid principal and interest accrued under the 7% Notes shall become (1) immediately due and payable upon the election of the holder, with respect to the events in (i) through (iv) and (vi) through (vii) below; and (2) automatically due and payable, with respect to the event in (v) below. An event of default under the 7% Notes occurs upon (i) the Company’s failure to timely pay principal due under the 7% Notes; (ii) the Company’s failure to timely pay interest due under the 7% Notes and such failure continues for more than five days; (iii) the Company and its subsidiaries failure to make a required payment or payments of indebtedness of $500,000 or more in aggregate principal amount and such failure continues for more than 20 days; (iv) an acceleration of the stated maturity date of any indebtedness of the Company or its subsidiaries of $500,000 or more in aggregate principal amount, which acceleration in not rescinded within 20 days; (v) the Company’s assignment for the benefit of creditors or admission in writing of its inability to pay its debts generally as they become due, or the voluntary or involuntary bankruptcy of the Company; (vi) the rendering of a final judgment that exceeds $500,000 in the aggregate against the Company or its subsidiaries, which is not discharged within 60 days; (vii) proof that any representation of material fact made in any of the transaction documents or furnished to the holder by the Company was false in any material respect; and (viii) the Company’s failure to observe or perform in any material respect certain covenants in the transaction documents.

The 7% Notes are secured by shares of common stock pledged by David Levy, President of the Company, pursuant to the terms of a stock pledge agreement.

The Warrants may be exercised for common stock on or before April 21, 2011. The Warrants are exercisable for shares of common stock at an exercise price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations, or through a “cashless exercise” provision contained in the Warrants. In addition, if the Company issues or sells any shares of common stock for a price per share that is less than the applicable exercise price of the Warrants, the exercise price of the Warrants will be reduced. The exercise price of the Warrants will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the Warrants.

Under the Registration Rights Agreement, on or prior to the 60th calendar day after the closing of the Private Placement, the Company is obligated to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the registrable securities, which includes (i) 150% of the shares of common stock issuable upon the conversion of the 7% Notes; (ii) 150% of the shares of common stock issuable as payment of interest on the 7% Notes; (iii) 150% of the shares of common stock issuable upon the exercise of the Warrants. The Company will use reasonable efforts to cause the registration statement to be declared effective by the SEC the earlier of (i) the 120th day following the closing of the Private Placement and (ii) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review. The Company is also obligated to use commercially reasonable efforts to keep such registration statement continuously effective until all registrable securities covered by such registration statement have been sold or may be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended. If (i) the registration statement is not filed by the required filing date; (ii) the registration statement is not declared effective by the SEC by the required effectiveness date; or (iii) after its effective date, the registration statement ceases for any reason to be effective or available to holders of all registrable securities for more than 20 consecutive trading days or an aggregate of 50 trading days (each, an “Event”), then (i) on the date of such Event, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement; and (ii) on each monthly anniversary of such an Event, until the Event is cured, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement. If the Company fails to pay any damages pursuant to an Event in full within ten days after its due date, the Company will pay interest thereon equal to 10% per annum. The maximum amount payable to any holder shall not exceed 12% of the aggregate subscription amount paid by such holder in the Private Placement.

The Company has used a portion of the proceeds from the Private Placement to repay the Bridge Loan obtained by the Company on March 31, 2006.

In connection with advances of working capital to the Company, the Company issued in 2005 promissory notes to a stockholder in the amount of $532,818; $350,000 of which was repaid in the same period. The remaining $182,818 was repaid on April 27, 2006, plus accrued interest of $19,218, plus $37,534 of interest payable on the Note issued on September 15, 2004 to the Galt Financial Corporation.

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

Effective April 1, 2004, we completed a share exchange agreement with Pyramid Music Corp., a Florida corporation (“PMC”). Under the terms of the Share Exchange Agreement, we acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of our common stock. On March 26, 2004, in anticipation of the completion of the share exchange, we changed our name to AGU Entertainment Corp. Upon completion of this transaction, the former shareholders of PMC owned, on a fully diluted basis, approximately eighty percent of the outstanding common stock of AGU Entertainment Corp. as of April 1, 2004, resulting in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly owned subsidiary of AGU Entertainment Corp., is deemed to be the acquirer for accounting purposes. In addition, we had no identifiable assets and liabilities as of April 1, 2004. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-KSB, including the consolidated financial statements and this Management’s Discussion and Analysis or Plan of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation (“The Tube”), and Pyramid Records International, inc., a Florida corporation (“PRI”).

As a result of the share exchange, AGU became the parent company of PMC, which was a development stage company with an inception date of May 20, 2003 with two wholly-owned operating subsidiaries that are engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., (“The Tube”) that airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, Pyramid Records International, Inc. (“PRI”). PMC was dissolved in July of 2004 and at that time The Tube and PRI became wholly-owned subsidiaries of AGU Entertainment Corp. In February 2005, PRI officially changed its name to AGU Music, Inc. (“AGU Music”).

The Tube is a 24-hour per day broadcast digital television network that delivers high quality music video, audio, and e-commerce to digital viewers nationally. Its national launch is expected to take place by the third quarter of 2006. The Tube can currently be seen in a limited number of households in various parts of the United States.

In the late 1990’s, broadcasters throughout the country were granted portions of the airwaves at no cost with the understanding that they would provide free digital signals as part of the U.S. government’s desire for high definition television. However, due to improvements in digital signal compression, the bandwidth required to broadcast digital television was substantially reduced, leaving broadcasters with excess bandwidth to use at their discretion. As a result, there are currently a number of media companies that have the ability to offer a digital quality picture over the air directly to consumers and indirectly through the cable and satellite operators’ digital box using surplus bandwidth from local broadcasters. These media outlets can offer additional channels to broadcast local news, sports, weather or other specialty services like The Tube. This new broadcasting concept is referred to as “multicasting.” In April of 2005, we signed an agreement with Raycom Media, Inc. ("Raycom"), which will enable consumers in all of the markets served by Raycom to receive The Tube with digital cable service or with television sets that are enabled with digital tuners. Raycom owns and operates 39 television stations in 20 states, which cover over 10% of United States television households. In March, 2006, we entered into charter affiliation agreements with two other broadcasters with multicasting capabilities; Tribune Broadcasting Company and Sinclair Television Group. The combined agreements will put The Tube music network in 9 of the top 10 and 71 of the top 100 market areas in the United States by the end of 2006. We also expect that The Tube will earn revenues through advertising sales and through e-commerce with respect to music and related products that will be seen by consumers on The Tube.

The Company's business plan has The Tube delivering free-to-the-consumer; advertiser supported music video programming 24 hours per day, seven days a week. The Company anticipates that it will be in approximately 23 million homes by the end of 2006. The Tube will be the only all-music multicast network on television and will not air any game shows, awards shows, reality shows or news shows. In addition to revenue generated from national advertising, it is intended that The Tube will also have a local component offering radio tie-ins, local marketing, promotions and local advertising. In addition, The Tube will feature a direct e-commerce component that will enable the audience to purchase the music they see and hear immediately by telephone or online.

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

The Company believes that it will be able to generate advertising and e-commerce revenues from The Tube music network, however, its revenue model is new and evolving, and it cannot be certain that it will be successful. The potential profitability of The Tube’s business model is unproven and there can be no assurance that it can achieve profitable operations. The Company’s ability to generate revenues depends, among other things, on its ability to launch its television network and sustain advertising and e-commerce revenues.

AGU Music was formed to produce both studio albums and DVD concerts. It entered into several agreements for distribution and released three albums to the public in 2004. Our ability to produce new albums and DVD concerts in 2006 will be dependent on the amount of working capital available to us (see Liquidity and Capital Resources) for the required marketing, promotional and other operating expenses necessary to produce recorded music projects. We did not produce any new albums and DVD concerts in 2005 due to the limited availability of working capital.

Results of Operations for the Three Months ended March 31, 2006 and 2005

We have recorded no revenues for the three months ended March 31, 2006 compared the $105,927 in net revenues for the three months ended March 31, 2005. During the first fiscal quarter of 2005, the Company generated revenue primarily from its record label subsidiary. During the first fiscal quarter of 2006, the Company did not generate any revenue from its record label subsidiary or music network subsidiary.

Operating expenses from continuing operations were $1,931,096 and $2,856,618 in the three months ended March 31, 2006 and 2005, respectively, the majority of which was general and administrative expenses. General and administrative expenses were $1,121,256 for the three months ended March 31, 2006, compared with $2,446,288 for the three months ended March 31, 2005. The decrease reflects reductions in payroll and payroll taxes, consulting and production and planning expenses in both the record label subsidiary, the music network subsidiary and our corporate offices. Legal and professional expenses were $216,684 and $272,233, respectively, for the three months ended March 31, 2006, , compared with $159,701 and $113,970, respectively, for the three months ended March 31, 2005. The increase reflects increased compliance cost for SEC filings, legal costs in connection with the two charter affiliation agreements entered into during the first quarter of 2006 and auditing expenses. Thus far in 2006 our liquidity constraints have limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete another substantial debt or equity offering.

Our operating loss from continuing operations for the three months ended March 31, 2006 was $2,574,186 compared to the operating loss of $4,223,197 reported for the three months ended March 31, 2005, based in part on (1) increases in operating expenses due to the Company’s engagement in operations and entering into material transactions, (2) increases in accounting and legal fees and other internal costs relating to compliance with federal and state securities laws, offset by a $1.1 million compensation expense in the first quarter of 2005 to a director and reduced interest expense of $796,171.

Our operating loss from discontinued operations for the three months ended March 31, 2006 was $2,633 compared to the operating loss of $21,555 for the three months ended March 31, 2005.

Interest expense in the three months ended March 31, 2006 was $653,596 compared to $1,449,767 in 2005, and includes $537,084 for the reduction of debt discounts, compared with $529,003 in the three months ended March 31, 2005. Interest expense decreased primarily due to the level of indebtedness in the first quarter of 2006 compared to the first quarter of 2005.

We have reported a net loss for the three months ended March 31, 2006, of $2,576,819 compared to the net loss of $4,244,752 reported for the three months ended March 31, 2005.

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

As a company that has recently emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the national launch of The Tube. In the three months ended March 31, 2006, we had no revenues to report, compared with $105,927 in net revenues for the three months ended March 31, 2005. We also reported a net loss of approximately $2.6 million for the three months ended March 31, 2006 compared to a net loss of $4.2 million reported for the three months ended March 31, 2005. Our financial condition and operating results, specifically a working capital deficiency of approximately $5.3 million, an accumulated deficit of approximately $23.5 million, and net cash used in operations of approximately $656,946 during the quarter, raise substantial doubt about our ability to continue to operate as a going concern. Because of losses incurred by us to date and our general financial condition, our independent registered public accounting firm inserted a going concern qualification in their audit report for the most recent fiscal year that raises substantial doubt about our ability to continue as a going concern.

Since May 20, 2003, our inception, we have financed our operations through numerous debt and equity issuances. In addition to the convertible notes discussed below, from 2003 through the first quarter of 2006, we issued an aggregate principal amount of approximately $12.2 million of promissory notes, convertible notes or debentures, approximately $3.3 million of which plus accrued interest, were subsequently converted into 1,173,540 shares of common stock of the Company and approximately $3.3 million was repaid in 2005. Approximately $1.3 million of the remaining convertible promissory notes mature in the fourth quarter of 2006 and a $150,000 promissory note matured on June 30, 2005. The June 30, 2005 note remained unpaid as of March 31, 2006. On April 12, 2006 the due date of this note was extended until such time the Company raises an additional $2 million of equity or equity related securities in addition to the $2.45 million raised on April 21, 2006. Interest on the convertible and promissory notes are payable quarterly at a rate of 10%, other than the convertible notes issued on April 21, 2006. As of March 31, 2006, all accrued interest on the notes has been paid. While these notes are convertible into shares of our common stock at a conversion price between $2.00 and $3.00 per share, there can be no assurances that these notes will be converted prior to their becoming due. We currently do not have the financial resources to repay these promissory notes without additional financing.

On May 5, 2005 we entered into a settlement agreement, effective April 15, 2005, with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $345,806. The Company did not make any of the required payments under the new notes. The stockholders filed suit and commenced litigation in the State of Florida and on January 16, 2006. The Company and the stockholders reached an agreement which required the immediate payment of $175,000 to the stockholders, and a subsequent payment of $125,000. On February 15, 2006 we paid the settlement amount in full, plus an additional $10,000 as consideration for the delayed payment.

At March 31, 2006, payments required under our known contractual obligations over the next three years are as follows:

	2006	2007	2008	Total
Principal on notes payable	3,674,531	1,570,000	510,000	5,754,531
Operating leases	14,190	-	-	14,190
Capital leases	1,535	1,008	-	2,543
Total contractual obligations	$3,690,256	$1,571,008	$510,000	$5,771,264

On March 31, 2006, we entered into agreements with two individuals (the “Lenders”), pursuant to which the Lenders agreed to loan an aggregate amount of $800,000 (the “Bridge Loan”) to us. In connection with the Bridge Loan, the Company issued two promissory Bridge Notes (the “Bridge Notes”), in the aggregate principal amount of $800,000, to the Lenders, both of whom are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan would accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes would be due on March 31, 2007. The payments due under the Bridge Notes would be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company would pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company would pay each Lender the total amount due under each Note. Upon the occurrence of an event of default under the Bridge Notes, (i) the entire unpaid balance of the principal and any interest on the Bridge Notes would bear interest at the rate of 12% per year; and (ii) the holders of the Bridge Notes may, without notice and at their option, accelerate the maturity of the Bridge Notes and cause the entire unpaid balance and any interest on the Bridge Notes to be immediately due and payable. An event of default under the Bridge Notes occurs upon (i) the Company’s failure to timely pay any amount due under the Bridge Notes; (ii) the institution of any bankruptcy, reorganization, insolvency, liquidation or other proceeding for relief by or against the Company, and if instituted against the Company, the Company consents to any such proceeding or such proceeding is not dismissed within 90 calendar days; and (iii) any breach by the Company of the terms of the Bridge Notes that remains uncured for more than five days after receipt of written notice of such breach. The Bridge Loan was repaid with the proceeds of the sale of securities on April 21, 2006, as described below.

On April 21, 2006, we completed a private placement (the “Private Placement”) of $2.45 million of securities. In connection with the Private Placement, the Company and the Investors entered into a purchase agreement (the “Purchase Agreement”) dated as of April 21, 2006. Pursuant to the terms of the Purchase Agreement, the Company sold 7% secured convertible notes in the aggregate principal amount of $2.45 million (the “7% Notes”) and issued common stock purchase warrants to purchase an aggregate of 1,088,889 shares of the Common stock at an exercise price of $2.25 per share to the Investors. The proceeds of this offering will be used to repay debt and provide additional working capital that will be necessary to help launch The Tube during the second and third quarters of 2006. Although, there can be no assurances that we will be successful in raising the additional capital to implement our business plan.

Pursuant to the terms of the 7% Notes, the Company is required to make equal monthly payments of principal commencing on November 21, 2006 and continuing, on the first business day of each month, until the aggregate principal amount has been paid in full. Interest on the 7% Notes accrues quarterly and is payable on the last day of March, June, September and December of each year, commencing on September 30, 2006. At the option of the Company and subject to certain conditions, principal and interest payments due under the 7% Notes may be paid in cash or shares of common stock.

The 7% Notes are convertible into shares of common stock at a conversion price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations. In addition, if the Company issues or sells any shares of common stock for a price per share that is less than the applicable conversion price of the 7% Notes, the conversion price of the 7% Notes will be reduced. The conversion price of the 7% Notes will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the 7% Notes. The number of shares that may be acquired by any holder of the 7% Notes upon any conversion of the 7% Notes or issuance of shares of common stock as principal or interest payments shall be limited to the extent to insure that the total number of shares of common stock beneficially owned by any holder does not exceed 4.99% of the total number of issued and outstanding shares of common stock.

Upon the occurrence of an event of default, the 7% Notes will bear interest at the rate of 12% per annum and all unpaid principal and interest accrued under the 7% Notes shall become (1) immediately due and payable upon the election of the holder, with respect to the events in (i) through (iv) and (vi) through (vii) below; and (2) automatically due and payable, with respect to the event in (v) below. An event of default under the 7% Notes occurs upon (i) the Company’s failure to timely pay principal due under the 7% Notes; (ii) the Company’s failure to timely pay interest due under the 7% Notes and such failure continues for more than five days; (iii) the Company and its subsidiaries failure to make a required payment or payments of indebtedness of $500,000 or more in aggregate principal amount and such failure continues for more than 20 days; (iv) an acceleration of the stated maturity date of any indebtedness of the Company or its subsidiaries of $500,000 or more in aggregate principal amount, which acceleration in not rescinded within 20 days; (v) the Company’s assignment for the benefit of creditors or admission in writing of its inability to pay its debts generally as they become due, or the voluntary or involuntary bankruptcy of the Company; (vi) the rendering of a final judgment that exceeds $500,000 in the aggregate against the Company or its subsidiaries, which is not discharged within 60 days; (vii) proof that any representation of material fact made in any of the transaction documents or furnished to the holder by the Company was false in any material respect; and (viii) the Company’s failure to observe or perform in any material respect certain covenants in the transaction documents.

On April 27, 2006, we repaid $182,818 on promissory notes payable to one of our stockholders and the principal of Galt Financial Services, plus $56,752 in interest on such notes, which included $37,534 in interest payable on the note issued on September 15, 2004 to the Galt Financial Corporation.

Cash used in operations for the three months ended March 31, 2006 was $656,946, which was primarily the result of our accumulated deficit of $23.5 as of March 31, 2006, partially offset by increases to accounts payable and accrued expenses, non cash expenses and the issuance of common stock in exchange for services. We expect to continue to generate negative cash flows from operations until such time as we can complete a substantial debt or equity offering and launch The Tube nationally, which we currently expect will be the third quarter of 2006. There can be no assurances that we will be successful in launching The Tube in this timeframe.

Cash used in investing activities for the three months ended March 31, 2006 amounted to $37,963 and was attributable primarily capital expenditures. Capital expenditures in 2006 will depend largely upon our ability to raise additional capital; however, our business plan currently assumes approximately $2.5 million of capital expenditures over the balance of fiscal 2006.

We received cash used in financing activities during the first three months of 2006 in the amount of $1.2 million which was mainly comprised of the of convertible notes issued as described above and the Bridge Loan discussed above.

During 2004 we did not remit our payroll taxes timely due to liquidity issues and have recorded a liability for the 2004 unpaid payroll taxes in the amount of $45,147 and the expected interest and penalties for 2004 in the amount of $30,442.  In 2005 we did not remit our payroll taxes timely due to liquidity issues and recorded a liability for the unpaid taxes of $157,936 and an estimate of the expected interest and penalties in respect of the late taxes for 2005, in the amount of $152,731.  We believe the amounts reserved are adequate in all material respects. The Company paid its payroll taxes for the first quarter of 2006 late, and has recorded a liability in the amount of $36,716 as an estimate of the expected interest and penalties in respect of the late taxes for 2006.

We have experienced liquidity issues since our inception due primarily to our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future. At March 31, 2006, we had $5.8 million of promissory notes and convertible notes outstanding. If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

The Company's financial condition and operating results, specifically a working capital deficiency of approximately $5.3 million and an accumulated deficit of approximately $23.5 million at March 31, 2006, as well as a net loss of approximately $2.6 million for the three months ended March 31, 2006, raise substantial doubt about its ability to continue as a going concern. As a result of our liquidity issues, we have experienced delays in the repayment of certain promissory notes upon maturity and payments to vendors and others. However, certain holders of our promissory notes agreed in 2005 to extend the due dates on their promissory notes. If in the future, the holders of our promissory notes may demand repayment of principal and accrued interest instead of electing to extend the due date and if we are unable to repay our debt when due because of our liquidity issues, we may be forced to refinance these notes on terms less favorable to us than the existing notes, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

On April 21, 2006, we completed a private placement (the “Private Placement”) of $2.45 million of securities. In connection with the Private Placement, the Company and the Investors entered into a purchase agreement (the “Purchase Agreement”) dated as of April 21, 2006. Pursuant to the terms of the Purchase Agreement, the Company sold 7% secured convertible notes in the aggregate principal amount of $2.45 million (the “7% Notes”) and issued common stock purchase warrants to purchase an aggregate of 1,088,889 shares of the Common stock at an exercise price of $2.25 per share to the Investors. The proceeds, part of which was used to repay the Bridge Loan entered into on March 31, 2006, are being used for working capital and capital expenditures in connection with the national launch of The Tube beginning in the second and third quartet of 2006. The Company will, however, need to raise substantial additional capital to continue the national launch of The Tube beyond the third quarter of 2006 and provide substantial working capital for the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as the Company begins to generate revenues sufficient to fund ongoing operations. The Company believes that in the aggregate, it will need as much as approximately $15 million to $20 million to complete the launch of The Tube, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until advertising and e-commerce revenues begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

Critical Accounting Policies and Estimates

The accounting policies that we have identified as critical to our business operations and to an understanding of our results of operations are described in detail in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America (GAAP), with no need for management's judgment in their application. In other cases, preparation of our unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that the actual results will not differ from those estimates.

Item 3. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-159e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Quarterly Report on Form 10-QSB due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process.

In addition, the timeliness of the Company’s filing of this Quarterly Report on Form 10-QSB was adversely impacted by a multitude of factors, including, but not limited to, a significant financing agreement entered into in the second quarter of 2006, which was critical to the Company’s ability to continue as a going concern. The occurrence of these events consumed a substantial amount of the Company’s limited financial and human resources, diverting management’s attention from the preparation of this Quarterly Report on Form 10-QSB to other critical transactions.

The Company believes that the delays encountered in filing this report, mainly internal control related to the financial closing, reviewing and analysis process, have been addressed. In the fourth quarter of 2005 and first quarter of 2006, the Company took steps to avoid the occurrence of this condition by adding additional qualified staff with SEC experience in the financial reporting and analysis area.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

On May 5, 2005, the Company entered into a settlement and mutual release agreement, effective as of April 15, 2005 (the “Initial Settlement Agreement”), with Ned Siegel, Neil Strum and Strum Brothers Investment, LLC (the "Settlement Parties"). The Company guaranteed the repayment of the notes AGU Music assumed on March 3, 2004 to repay $350,000 to Ned Siegel and Neil Strum (the “Notes”) in connection with the assumption of a distribution agreement. Pursuant to the Initial Settlement Agreement, the Notes were cancelled and replaced with new notes having a principal beginning balance of $345,806 (the "New Notes"). The Company did not make any of the required payments under the New Notes and/or Initial Settlement Agreement.

On February 1, 2006, the Company entered into a settlement and mutual release agreement, effective January 16, 2006 (the “Final Settlement Agreement”), with the Settlement Parties. Pursuant to the terms of the Final Settlement Agreement, the Company (i) was required to pay the Settlement Parties the sum of $175,000 upon the execution of the Final Settlement Agreement and (ii) was required to pay the Settlement Parties the sum of $125,000 on a date no later than February 15, 2006. As of February 22, 2006, the Company had made all of the required payments under the Final Settlement Agreement. In connection with the Final Settlement Agreement, the Settlement Parties agreed to dismiss, with prejudice, the litigation they filed against the Company on September 1, 2005 in the Superior Court of the State of California for the County of Los Angeles in connection with (i) the Company’s failure to make the required payments due under the New Notes and (ii) other disputes between the Company and Neil Strum. In addition, the Settlement Parties and the Company released each other from all past claims the parties have or may have against each other in connection such litigation. Simultaneously with the execution of the Final Settlement Agreement, David Levy, Chief Executive Officer of the Company, and Donna Levy, his wife, executed personal guaranty agreements in the amount of $125,000 in favor of the Settlement Parties. As of February 15, 2006, the Company had made all of the required payments under the Final Settlement Agreement, plus an additional $10,000 as consideration for the delayed payment. The stockholders withdrew their suit in connection with the settlement agreement.

On February 21, 2006, Federal Express Corporation filed a complaint against the Company, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, for breach of contract and unjust enrichment claims and is seeking the sum of $23,205.24 plus interest and costs.

On February 28, 2006, one of our former artists, Lalah Hathaway, filed a complaint against MB Recordings, Inc. d/b/a Mesa Blue Moon. AGU Music has been named as a defendant in the action as a result of an alleged agreement between MB Recordings and AGU Music, for which Hathaway asserts AGU Music, is liable for her damages caused by MB Recordings. This action is still in the pleading stage and AGU Music has not yet been required to file a response to the action. The plaintiff did not plead any specific damages to date. We are moving for a dismissal of the complaint.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 2006 the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $510,000. The $510,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price between $2.50 and $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 184,000 warrants to purchase the Company’s common stock at an exercise price between $2.50 and $3.00 per share. The common stock purchase warrants have two year terms. The Company estimated the fair value of each warrant at the date of grant by using the Black-Scholes pricing model with the following weighted average assumptions; no dividend yield, expected volatility of 50%, risk-free interest rate of 4.5%, and an expected life of from two to ten years. The aggregate value of the warrants issued in 2006, in connection with convertible promissory notes, is $171,400 and this amount was recorded as a discount of the notes payable with an offset to paid in capital. Additionally, as the effective conversion price of the notes was less than the fair price at the date of issuance, a beneficial conversion feature of $190,840 was determined and recorded as a discount to notes payable with an offset to paid in capital. These discounts are being amortized over the life of the respective convertible notes. The unamortized balance of the discount for these notes as of March 31, 2006 was $347,147.

During the first three months of 2006, the Company issued 135,419 shares of common stock to various service providers and consultants in exchange for services performed. These services were valued at $209,899 and this amount was charged to earnings during the period. The Company also issued 5,000 shares of common stock to directors during the first three months of 2006 and recorded compensation expense of $7,750.

During the first three months of 2006, the Company issued 1,100,000 shares of common stock pursuant to charter affiliation agreements. The charter affiliation agreements provide distribution services to air the Tube in certain markets, for five years, which were valued at fair market price and resulted in $2,410,000 being recorded as stockholder equity. Additionally, the Company issued warrants to purchase 1,350,000 shares of common stock of the Company, in connection with the charter affiliation agreements, which were valued at fair market price and resulted in $1,435,530 being recorded as stockholder equity.

Also during this period, the Company issued 5,711 shares of common stock to a debt holder for payment of interest expense, which was accrued in 2005, in lieu of cash.

We maintain that the above issuances of securities were exempt from registration under the Securities Act in reliance upon Section 4 (2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. No underwriters or brokers were employed in these transactions. The securities will be deemed restricted securities for the purposes of the Securities Act.

See the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 15, 2006, April 21, 2006, and April 26, 2006.

The Company maintains that the issuances of these securities were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act"), in reliance upon Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On April 21, 2006, the Company received notice from the OTC Bulletin Board (“OTCBB”) indicating that the Company was not current in its reporting obligations because the Company’s Annual Report on Form 10-KSB was not timely filed. Pursuant to NASD Rule 6530, unless the delinquency was cured by the expiration of the grace period, May 22, 2006, the Company’s common stock would not have been eligible for quotation on the OTCBB and would have been removed effective May 24, 2006. The Company filed form 10-KSB on May 11, 2006, prior to the grace period expiration date.

In the letter, OTCBB also noted that as of April 20, 2006, notification of the delinquency appeared on the OTCBB Daily List and a fifth character “E” was appended to the Company’s ticker symbol on the first business day following the date that the delinquency notification appeared on the Daily list. As this Form 10-KSB has been filed prior to the expiration of the grace period. The Company’s delinquency notification on the Daily List and the fifth character “E” appended to the Company’s ticker symbol was removed.

Any OTCBB issuer that is delinquent in its reporting obligations three times in a 24-month period and/or is actually removed from the OTCBB for failure to file two times in a 24-month period, in each case, is ineligible for quotation on the OTCBB for a period of one year. The Company has been delinquent one time in the past 24-month period.

Item 6. EXHIBITS

The following exhibits are incorporated by reference herein or filed herewith. The warranties, representations and covenants contained in the agreements listed below as exhibits should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in the agreements.

Number	Title

2.1
Share Exchange Agreement, dated March 15, 2004, between the shareholders of Pyramid Music Corp., Pyramid Music Corp. and Lexington Barron Technologies, Inc. (Incorporated by reference to the Registrants Form 8-K filed April 16, 2004, as amended)

2.2
Agreement and Plan of Merger, dated as of September 30, 2004, by and between AGU Entertainment Corp., a Colorado corporation, and AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 10-QSB filed November 12, 2004)

3.1	Amended and Restated Certificate of Incorporation of The Tube Media Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 8-K filed March 2, 2006)

3.2	Bylaws as amended, of The Tube Media Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 8-K filed March 2, 2006)

3.3	Specimen certificate of the common stock of The Tube Media Corp. (incorporated herein by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2005)

4.1
Convertible Promissory Note dated September 13, 2004, made by AGU Entertainment Corp. in favor of Galt Financial Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed September 20, 2004)

4.2
Warrant to subscribe for 500,000 shares of common stock of AGU Entertainment Corp. issued to Galt Financial Corporation (incorporated herein by reference to the Registrant’s Form 8-K filed September 20, 2004)

4.3
Secured Convertible Term Note issued by AGU Entertainment Corp., The Tube Music Network, Inc., and Pyramid Records International, Inc. to Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

4.4	Common stock Purchase Warrant of AGU Entertainment Corp. issued to Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

4.5
Promissory Note issued by AGU Entertainment Corp. to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

4.6
Promissory Note, dated March 31, 2006, issued by The Tube Media Corp. in the aggregate principal amount of $800,000 to Michael H. Brauser (incorporated herein by reference to the Registrant’s Form 8-K filed April 5, 2006)

4.7
Promissory Note, dated March 31, 2006, issued by The Tube Media Corp. in the aggregate principal amount of $800,000 to Barry Honig (incorporated herein by reference to the Registrant’s Form 8-K filed April 5, 2006)

4.8	Form of 7% Secured Convertible Note, dated April 21, 2006, issued by The Tube Media Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed April 26, 2006)

4.9	Form of Common Stock Purchase Warrant, dated April 21, 2006, issued by The Tube Media Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed April 26, 2006)

10.1	Amendment to Employment Agreement dated as of March 6, 2006, by and between The Tube Media Corp. and Les Garland (incorporated herein by reference to the registrant’s Form 8-K filed March 10, 2006).

10.2
Charter Affiliation Agreement, dated as of March 6, 2006, by and between The Tube Media Corp., The Tube Music Network, Inc. and Tribune Broadcasting Company (incorporated herein by reference to the registrant’s Form 8-K filed March 10, 2006.)

10.3
Letter Agreement, dated March 6, 2006, by and among The Tube Media Corp., The Tube Music Network, Inc. and Tribune Broadcasting Company. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant’s Form 8-K filed March 10, 2006)

10.4
Securities Issuance Agreement, dated March 6, 2006, by and between The Tube Media Corp. and Tribune Broadcasting Company. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant’s Form 8-K filed March 10, 2006)

10.5
Registration Rights Agreement, dated as of March 6, 2006, by and between The Tube Media Corp. and Tribune Broadcasting Company (incorporated herein by reference to the registrant’s Form 8-K filed March 10, 2006.).

10.6
Common stock Purchase Warrant of The Tube Media Corp. issued to Tribune Broadcasting Company. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant’s Form 8-K filed March 10, 2006)

10.7
Affiliation Agreement, dated as of March 22, 2006, by and between The Tube Media Corp., The Tube Music Network, Inc. and Tribune Sinclair Television Group, Inc. (incorporated herein by reference to the registrant’s Form 8-K filed March 28, 2006.)

10.8
Letter Agreement, dated March 22, 2006, by and among The Tube Media Corp., The Tube Music Network, Inc. and Sinclair Television Group, Inc. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant’s Form 8-K filed March 28, 2006)

10.9
Securities Purchase Agreement, dated March 22, 2006, by and between The Tube Media Corp. and Sinclair Television Group, Inc. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant’s Form 8-K filed March 28, 2006)

10.10
Common stock Purchase Warrant of The Tube Media Corp. issued to Sinclair Television Group, Inc. (This agreement has been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission on the date hereof.) (incorporated herein by reference to the registrant’s Form 8-K filed March 28, 2006)

10.11	Subscription Agreement dated as of March 31, 2006, by and between The Tube Media Corp. and Michael H. Brauser (incorporated herein by reference to the Registrant’s Form 8-K filed April 5, 2006).

10.12	Subscription Agreement dated as of March 31, 2006, by and between The Tube Media Corp. and Barry Honig (incorporated herein by reference to the Registrant’s Form 8-K filed April 5, 2006).

10.13
Amendment to Employment Agreement, dated as of December 29, 2005 by and between The Tube Media Corp. and John W. Poling (incorporated herein by reference to the Registrant’s Form 8-K filed April 3, 2006).

10.14	Settlement and Mutual Release Agreement effective January 16, 2006 (incorporated herein by reference to the Registrant’s Form 8-K filed April 13, 2006).

10.15	Guaranty Agreement by David Levy, dated as of January 16, 2006 (incorporated herein by reference to the Registrant’s Form 8-K filed April 13, 2006).

10.16	Guaranty Agreement by Donna Levy, dated as of January 16, 2006 (incorporated herein by reference to the Registrant’s Form 8-K filed April 13, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2006	By:	/s/ John W. Poling
Name: John W. Poling
Title: Chief Financial Officer