Form 10QSB/A
period 2005-03-31
Tube Media Corp.
filed 2006-06-21
CIK 1168932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52067

The Tube Media Corp.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1557072
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1451 West Cypress Creek Road, Suite 300. Fort Lauderdale, FL 33309
(Address of principal executive offices)

(954) 714-8100
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the issuer’s common stock, no par value, outstanding as of May 15, 2005 was 24,597,603.

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

EXPLANATORY NOTE

In connection with the preparation of our annual report on Form 10-KSB for the year ended December 31, 2005, we determined that we needed to restate our quarterly financials for the fiscal year ended December 31, 2005 to reflect discontinued operations and the issuance of stock to a former director in connection with an employment agreement. Our Form 10-KSB for the fiscal year ended December 31, 2005 has taken into account the discontinued operations and the issuance of stock to a former director in connection with an employment agreement.

This Amendment No. 1 on Form 10-QSB/A to our quarterly report on Form 10-QSB for the quarter ended March 31, 2005, initially filed with the Securities and Exchange Commission on May 26, 2005 (the “Initial Filing”), is being filed to reflect the restatement of our condensed consolidated balance sheet at March 31, 2005 and our condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders’ equity and condensed consolidated statements of cash flows for the three months ended March 31, 2005 and the notes related thereto. For a more detailed description of this restatement, see Note 1, “Nature of Operations and Basis of Presentation - Restatement” and Note 9, “Discontinued Operations” to the accompanying condensed consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB/A. This Form 10-QSB/A only amends and restates Items 1, 2, and 3 of Part I of the Initial Filing and no other material information in the Initial Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Initial Filing or to modify or update those disclosures affected by subsequent events except that we updated the information contained in such sections to reflect our name change from AGU Entertainment Corp. to The Tube Media Corp., our change in address, the change in our state of incorporation from Colorado to Delaware on February 25, 2006 and the receipt of a new commission file number. We also corrected typographical errors. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently-dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively.

i

THE TUBE MEDIA CORP.
(Formerly AGU Entertainment Corp.)
FORM 10-QSB

INDEX

Page

ii

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

PART I.

UNAUDITED FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2005 (unaudited) and December 31, 2004

	2005 Unaudited	2004 Audited
	(RESTATED)
Assets
Current Assets:
Cash	$5,379	$771,533
Accounts receivable, net of allowance of $10,000 and $0	475,139	507,482
Prepaid expenses	254,628	225,037
Total current assets	735,146	1,504,052
Property and equipment, net of accumulated depreciation of $139,470 and $103,442, respectively	568,277	246,144
Property and equipment from discontinued operations, net of accumulated depreciation of $48,191 and $19,818, respectively	8,850,856	8,864,229
Intangibles, net of accumulated amortization	884,635	913,735
Other assets	137,635	164,737
Total assets	$11,176,549	$11,692,897
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$771,062	$501,514
Accounts payable - related parties	109,887	169,258
Notes payable, related parties	636,325	445,642
Convertible notes payable Convertible notes payable from discontinued operations	150,000 7,000,000	150,000 7,000,000
Equipment note - current portion	12,346	12,140
Capital leases payable - current portion	14,276	13,881
Accrued expenses	789,918	910,418
Other current liabilities	6,872	36,965

Total current liabilities	9,490,686	9,239,818
Capital leases payable- long term portion	8,209	11,876
Equipment note - long term portion	33,503	36,668
Convertible notes payable - net of unamortized discounts	944,052	854,178
Total liabilities	10,476,450	10,142,540
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, -0- shares issues and outstanding	--	--
Common stock, no par value; 100,000,000 shares authorized, 24,220,361 and 23,392,576 shares issues and outstanding	2,422	2,339
Additional paid-in capital	11,644,086	8,249,675
Accumulated deficit	(10,946,409)	(6,701,657)
Total stockholders’ equity	700,099	1,550,357
Total liabilities and stockholders’ equity	$11,176,549	$11,692,897

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Statements of Operations
for the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	March 31,	March 31,
	2005	2004
	(RESTATED)

Revenues	$105,927	$--
Cost of sales and services performed	22,739
Gross profit	83,188	--
Operating Expenses
Promotion and advertising	71,530	133,968
Depreciation	65,128	12,299
Other general and administrative costs	2,719,960	739,100
Total operating expenses	2,856,618	885,367
Operating loss	(2,773,430)	(885,367)
Interest expense	(1,287,684)	(12,514)
Loss from continuing operations	(4,061,114)	(897,881)
Loss from discontinued operations	(183,638)	--
Net loss	$(4,244,752)	$(897,881)
Basic and diluted loss per share	$(0.18)	$(0.06)
Loss per share from continuing operations	$(0.17)	$(0.06)
Loss per share from discontinued operations	$(0.01)	$(0.00)
Weighted average common shares outstanding -Basic and diluted	23,720,678	14,880,427

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Statements of
Changes in Stockholders’ Equity
for the Three Months Ended March 31, 2005
(Unaudited)

				Retained
			Additional	Earnings
			Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2004	23,392,576	$2,339	$8,249,675	$(6,701,657)	$1,550,357
Issuance of shares of common stock for
services	108,570	11	286,581	--	286,592
Issuance of shares of common stock to
employees for compensation	45,540	5	107,469	--	107,474
Issuance of common stock as a price
adjustment for certain investors	5,000	--	--	--	--
Common stock issues in connection with the
acquisition of property plant and
equipment	97,800	10	244,490	--	244,500
Issuance of warrants in connection with the
issuance of convertible debt	--	--	1,358,788	--	1,358,788
Issuance of shares in settlement of liabilities	121,875	12	337,488	--	337,500
Issuance of shares of common stock to
directors for services	5,000	1	11,799	--	11,800
Issuance of common stock to a director as
an adjustment to shares awarded
pursuant to an employment agreement	444,000	44	1,047,796	--	1,047,840
Net loss	--	--	--	(4,244,752)	(4,244,752)

Balance at March 31, 2005	24,220,361	$2,422	$11,644,086	$(10,946,409)	$700,099

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2005 and 2004

	2005	2004
	(RESTATED)
Cash flows from operating activities
Net loss from continuing operations	$(4,061,114)	$(897,881)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	65,128	12,299
Common stock issued as payment for services	405,866	28,677
Common stock issued as compensation to a director	1,047,840	--
Amortization of discount on convertible notes payable	1,178,662	--
Loss from discontinued operations, less depreciation	(155,266)	--
Amortization of deferred financing fees	18,254	--
Decrease in accounts receivable	32,343	40,671
Increase in prepaid expenses	(29,591)	(200,200)
Increase (decrease) in other assets	8,849	(369,804)
Increase in accounts payable and accrued liabilities	427,177	88,891
(Decrease) increase in other liabilities	(30,093)	24,462
Net cash used in operating activities	(1,091,945)	(1,272,885)
Cash flows from investing activities:	1,091,947	1,273,883
Disbursements for property and equipment	(128,661)	(22,334)
Net cash used in investing activities	(128,661)	(22,334)
Cash flows from financing activities:
Payment of notes payable	(2,959)	(9,972)
Proceeds from notes payable to related parties	190,683	--
Payment on capital leases	(3,272)	(3,417)
Proceeds from other notes payable	270,000	1,220,000
Net cash provided by financing activities	454,452	1,206,611
Net decrease in cash	(766,154)	(88,608)
Cash, beginning of period	771,533	137,048
Cash, end of period	$5,379	$48,440
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	$50,512	$4,862
Non-cash financing activities:
Common stock issued as payment for services	$405,866	$28,677
Common stock issued as compensation to a director	$1,047,840	$--
Conversion of liabilities to common stock	$337,500	$--
Equipment acquired through issuance of common stock	$244,500	$--

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2005 (unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

AGU Entertainment Corp. (formerly Lexington Barron Technologies, Inc.) was incorporated in the state of Colorado on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. Prior to April 1, 2004, AGU Entertainment Corp. (“AGU”) was a development stage, public reporting company and did not engage in any significant operations or enter into any material transactions.

Effective April 1, 2004, AGU entered into a Share Exchange Agreement with Pyramid Music Corp. (“PMC”), a Florida corporation having an inception date of May 20, 2003, whereby AGU acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common stock to the stockholders of PMC (see note 2). PMC was a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a music oriented television network and archived video and music collection libraries.

On October 20, 2004, AGU was reincorporated in the state of Delaware through a merger of AGU into a wholly owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in AGU becoming a Delaware corporation effective as of October 21, 2004 and did not result in any change in the company’s name, business, assets, liabilities or net worth.

At March 31, 2005, AGU had two wholly-owned operating subsidiaries that were engaged in the following services: (i) the formation and operation of a television network, The Tube Music Network, Inc., (“The Tube”) that airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries, and (ii) a production, marketing and distribution record company, AGU Music, Inc. (“AGU Music”), formerly Pyramid Records International, Inc. In February of 2005, the Company formed two new subsidiaries, AGU Studios, Inc., (“AGU Studios”) a Florida corporation, and 3200 Oakland Park Boulevard, Inc., a Florida corporation for the purpose of developing a media center for the film and entertainment business.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of The Tube Media Corp. (formerly AGU Entertainment Corp.) and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the regulations of the Securities and Exchange Commission (“SEC”) for quarterly reporting. The interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB as filed with the SEC for the year ended December 31, 2004. Management acknowledges its responsibility for the preparation of the accompanying interim condensed consolidated financial statements which reflect all adjustments considered necessary, in the opinion of management, for a fair statement of the results of interim periods presented. The accompanying financial statements reflect the results of operations of AGU and its subsidiaries for the three months ended March 31, 2005 and the results of the Company for the three months ended March 31, 2004. Because the Company was a development stage enterprise for most of 2004, the financial statements for 2005 are not comparable to those of the prior year. In addition, the results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

The accompanying financial statements reflect the results of the operations of the Company and its subsidiaries for the three months ended March 31, 2005 (restated) and the results of the Company for the three months ended March 31, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Tube Media Corp. (formerly AGU Entertainment Corp.) and its subsidiaries. All significant intercompany transactions have been eliminated.

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

Restatement

The Company has restated its previously issued March 31, 2005 condensed consolidated financial statements for matters related to the following previously reported items: reclassification of discontinued operations and the issuance of stock to a former director in connection with an employment agreement.

Loss from continuing operations as originally reported at March 31, 2005	$(3,196,912)

Less:

Additional compensation expense recorded in connection with the
issuance of common stock	(1,047,840)

Reclassification of loss attributable to discontinued operations	183,638

Loss from continuing operations at March 31, 2005 as restated	$(4,061,114)

Loss from Discontinued operations	$(183,638)

The effect on the Company’s previously issued March 31, 2005 financial statements are summarized as follows:

Balance Sheet as of March 31, 2005

	Previously	Increase
	Reported	(Decrease)	Restated
Current Assets	735,146	--	735,146
Other Assets	10,441,403	--	10,441,403
Total Assets	11,176,549	--	11,176,549
Current Liabilities	9,490,686	--	9,490,686
Deferred Tax Liability
Total Liabilities	10,476,450	--	10,476,450
Stockholders’ Deficit:
Common stock	2,422	--	2,422
Additional paid-in-capital	10,596,246	1,047,840	11,644,086
Accumulated Deficit	(9,898,569)	(1,047,840)	(10,946,409)
Total Liabilities and Stockholders’ Deficit	11,176,549	--	11,176,549

Statement of Operations for the Three Months Ended March 31, 2005:

	Previously	Increase
	Reported	(Decrease)	Restated
Revenue	$150,503	$(44,576)	$105,927
Cost of Sales	36,745	(14,006)	22,739
Gross Profit	113,758	(30,570)	83,188
Total Operating Expenses	1,860,902	995,716	2,856,618
Loss from Operations	(1,747,144)	(1,026,286)	(2,773,430)
Loss from Discontinued Operations	--	(183,638)	(183,638)
Interest Expense	(1,449,768)	(162,083)	(1,287,684)
Net Loss	$(3,196,912)	$(1,047,840)	$(4,244,752)

Shareholders’ Equity as of March 31, 2005

	Number of Shares	Common Stock	Accumulated Deficit	Total Stockholders’ Equity/Deficit)
Balance at March 31, 2005, as previously reported	24,220,361	$2,422	$(9,898,569)	$700,099
Adjustment	--		(1,047,840)	--
Balance at March 31, 2005, as restated	24,220,361	$2,422	$(10,946,409)	$700,099

2.	INTANGIBLES

Intangible assets at March 31, 2005 are as follows:

	Value at acquisition	Accumulation amortization	Balance at March 31, 2005

Distribution agreement	$350,000	$(116,400)	$233,600
Other intangibles	651,035	--	651,035
Total intangibles	$1,001,035	$(116,400)	$884,635

The distribution agreement is being amortized on a straight line basis over a period of three years. Other intangibles pertain to costs to develop network logos, graphic templates and on-air interstitials for The Tube, whose national launch commenced in the second quarter of 2005. The Company will begin amortizing these assets over their estimated useful lives beginning in May of 2005. Aggregate amortization expense over the next three years, assuming an estimated useful life of two years for the other intangibles, is expected to be as follows:

For the year ending December 31:
Remainder of 2005	$277,185
2006	441,918
2007	165,532

3.	NOTES PAYABLE

Convertible Notes

Convertible Notes Payable consists of the following at March 31, 2005 and December 31, 2004:

	2005	2004

First mortgage note secured by Lauderdale Property	$7,000,000	$7,000,000
Second mortgage note secured by Lauderdale Property	3,000,000	3,000,000
Other convertible notes and subordinated debentures	1,745,000	1,475,000
	11,745,000	11,475,000
Less: current portion	(7,150,000)	(7,150,000)
Less: discount on convertible mortgage and notes payable	(3,650,948)	(3,470,822)

Notes payable, long term portion, net of discounts	$944,052	$854,178

In connection with the purchase of the Lauderdale Property, the Company issued to the seller on December 22, 2004 a convertible mortgage promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller’s option into shares of the Company’s common stock at a conversion price of $2.50 per share. A principal payment of $250,000 is due on June 25, 2005 and the remaining balance of the note matures on December 22, 2005. At the closing of the purchase of the Lauderdale Property, the Company made a prepayment into an escrow account of $150,000 for interest on the note and real estate taxes on the Lauderdale Property covering the quarterly period ending March 31, 2005. Additional quarterly prepayments of interest and real estate taxes in the amount of $145,000 were required to be put into escrow beginning March 22, 2005. The Company did not make the required prepayment on March 22, 2005. This amount was paid on behalf of the Company by the holder of the Mitchell Note (which is evidenced by the second mortgage on the Lauderdale Property) on April 22, 2005, at which time the Company received a letter from the holder of the first mortgage note acknowledging the cure of the payment default. All of the Company’s obligations to the holder of this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of the Company’s rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property.

On May 13, 2005 the Company executed a letter agreement with the holder of the Mitchell Note whereby the Company agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to the Company on April 29, 2005 by the holder of the Mitchell Note, the unpaid interest on the Mitchell Note for March and April 2005 and the legal fees incurred by the holder in connection with the letter agreement, would accrue interest at the default rate of 18% and would be due and payable by the Company on August 1, 2005. The letter agreement also extends the deadline for which the Company was to have filed a registration statement to register the Company’s common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extends the date for which the registration statement is required to be declared effective to November 30, 2005. The Company also agreed to grant the holder of the Mitchell Note an additional 150,000 warrants to purchase the Company’s common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note (See Note 10). The Mitchell Note is evidenced by a second mortgage on the Lauderdale Property and by substantially all of the Company’s other assets, including the capital stock of its subsidiaries. Because the Company did not pay the required monthly interest payments for March and April 2005, which resulted in the Company receiving a default letter from the holder of the Mitchell Note on April 8, 2005, the interest rate on the note was increased to the default rate of 18%. If in the future the Company is unable to comply with the terms of the Mitchell Note, the May 13 letter agreement or the terms of the first mortgage note, the holders of either note may seek to foreclose on the Lauderdale Property.

During January and March of 2005 the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $270,000. The $270,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 89,999 common stock purchase warrants to purchase the Company’s common stock (See Note 4). The common stock purchase warrants have a two year term and the exercise price is $3.00 per share. The common stock purchase warrants were valued at $46,217, and this amount was recorded as a discount to the convertible promissory notes. The unamortized balance of the discount for these notes as of March 31, 2005 was $42,982.

Related Party Notes

On March 3, 2004, AGU Music entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. (“PMG”) (of which a related party and a stockholder of the Company own a controlling interest), whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP (“ARK21”). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for AGU Music through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable (“the ARK 21 Notes”) to certain principals of PMG. The Company has guaranteed the payment of the ARK 21 Notes, which have an annual interest rate of 8%, and were to have matured on May 1, 2007. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of March 31, 2005 is approximately $331,000. The terms of the ARK 21 Notes require monthly payments of principal and interest. The Company has not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $331,240 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. In addition, upon the Company’s closing of a capital raising of at least $250,000, the Company must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. The Company also agreed to issue 500,000 restricted shares of the Company’s common stock to the holders of the ARK 21 Notes.

On March 31, 2005 the Company received a loan in the amount of $190,683 from a stockholder of the Company who is a related party. This loan pays interest at 10% and is due June 30, 2005. As of March 31, 2005 the Company had outstanding loans payable to related parties in the aggregate amount of $636,325. The Company currently does not have the resources to repay these loans upon their maturity.

4.	STOCKHOLDERS’ EQUITY

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

During the first three months of 2005, the Company issued 89,999 detached common stock purchase warrants to acquire the Company’s common stock in connection with the issuance of convertible promissory notes (see note 3). The warrants have an exercise price of $3.00 per share and expire on the maturity dates of the respective convertible promissory notes with which they were issued. In addition, the Company issued 2,550,000 common stock purchase warrants at an exercise price of $3.00 per share and 3,575 common stock purchase warrants at an exercise price of $2.00 per share to a significant stockholder in consideration for converting a substantial portion of his holdings of Company promissory notes to common stock and for extending the maturity dates of some of the other promissory notes of the Company held by him. The aggregate value of the warrants issued during the period was $1,358,788, and this amount was recorded as a discount on the Company’s convertible debt with an offset to Paid in Capital. The discount is being amortized on a pro rata basis over the life of the respective convertible debt instruments. No warrants were exercised during the first three months of 2005 and 5,325,910 warrants were outstanding at March 31, 2005.

5.	EARNINGS PER SHARE

Basic income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three months ending March 31, 2005 and 2004 because the effect of the additional shares which would be issued, assuming conversion of the convertible notes and common stock purchase warrants, are anti-dilutive for the aforementioned periods.

6.	COMMITMENTS AND CONTINGENCIES

On January 27, 2005, the Company was served with a summons with notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, referred to herein as the plaintiffs, which indicates that the plaintiffs commenced an action against the Company. The plaintiffs allege, among other things, breach of contract, and breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to Section 349 of the New York General Business Law. This dispute stems from an alleged agreement between the plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. The Company served on plaintiffs and filed a demand for complaint in the jurisdiction in which the summons with notice was filed by the plaintiffs. The plaintiffs were required to respond within 20 calendar days as measured from February 23, 2005, to avoid having the action dismissed. The plaintiffs did not respond within the required 20 calendar days but did file a complaint on March 15, 2005. The complaint indicates that the plaintiffs are seeking compensatory and punitive damages of no less than $1,812,500 for each of the six causes of action alleged. On May 6, 2005 the Company forwarded a proposed definitive settlement agreement to the Plaintiffs Attorney and is currently waiting for their response. To date, the Company has not heard from the Plaintiffs or their Counsel. The Company believes that this dispute will be resolved, however the Company is unable to predict the outcome of this action and the effect that it may have on the Company’s liquidity and results of operations.

October 13, 2004, The Tube received notification from a television channel featuring music related programming that the circle logo used by The Tube is “confusingly similar” to the circle logo used by that television channel, supporting claims of trademark infringement and unfair competition. On November 3, 2004, the Company responded to the October 13, letter stating it does not believe the logos are confusingly similar or that any trademark infringement has occurred. The Company has not received a response to its November 3, 2004 letter. The Company intends to vigorously defend any challenge to its use of its logo.

The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. The adoption of SFAS No. 123R could have a material effect on the Company’s results of operations.

8.	SEGMENT REPORTING

The Company has two reportable operating segments: The Tube and AGU Music; AGU Studios operations were discontinued and are being reported as discontinued operations (see Note 9). The Tube airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. When fully operational, the Company expects that The Tube will generate revenues by selling advertising time and through direct sales of music related to the content broadcasted on the network. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions. Each segment is separately managed and is evaluated by the Company’s chief operating decision makers for the purpose of allocating the Company’s resources. The Company also has a corporate headquarters function which does not meet the criteria of a reportable operating segment.

The table below presents information about reportable segments for the three months ending March 31, 2005 and 2004.

	March 31, 2005	March 31, 2004
Revenues
AGU Music	$105,927	$--
Discontinued operations	44,576	--
The Tube	--	--
Consolidated revenues	$150,503	$--
Operating loss
AGU Music	$18,760	$(315,340)
The Tube	(811,242)	(293,262)
Segment loss	(792,482)	(608,602)
Corporate	(1,980,948)	(276,765)
Discontinued operations	(183,638)	--
Consolidated operating loss	$(2,957,068)	$(885,367)

The table below reconciles the measurement of segment profit shown in the previous table to the Company’s consolidated income before taxes:

	March 31, 2005	March 31, 2004
Total segment loss	$(792,482)	$(608,602)
Operating loss - corporate	(1,980,947)	(276,765)
Loss from discontinued operations	(183,638)	--
Interest expense	(1,287,685)	(12,514)
Loss before income tax	$(4,244,752)	$(897,881)

9.	DISCONTINUED OPERATIONS

During the third quarter of 2005, the Company determined to discontinue the operations of AGU Studios and sell the Lauderdale Property. The Company decided to sell the building and discontinue the studio operations primarily due to liquidity issues and to provide additional funds for working capital and the repayment of debt. The sale of the building took place on December 28, 2005. AGU Studios revenues reported in discontinued operations, for the years ended December 31, 2005 were $44,576. There were no revenues from AGU Studios in 2004. Prior year financial statements for 2005 have been restated to reflect the operations of AGU Studios as a discontinued operation.

The following table illustrates the reporting of the discontinued operations for the three months ended March 31, 2005 and the three months ended March 31, 2004.

	Three Month
	March 31, 2005	March 31, 2004

Loss from continuing operations	$(792,482)	$(608,602)

Discontinued operations:
Loss from operations of discontinued AGU Studios	(183,638)	-

Corporate	(1,980,948)	(276,765)

Net operating loss	$(2,957,068)	$(885,367)

10.	RELATED PARTY TRANSACTIONS

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

On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes (See Note 3), who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $331,240 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by the Company. In addition, upon the Company’s closing of a capital raising of at least $250,000, the Company must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. The Company also agreed to issue 500,000 restricted shares of the Company’s common stock to the holders of the ARK 21 Notes.

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

11.	SUBSEQUENT EVENTS

On May 5, 2005, the Company entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes, terms of which are more fully described in Notes 3 and 9.

On May 13, 2005, the Company executed a letter agreement with the holder of the Mitchell Note whereby the Company agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to the Company on April 29, 2005 by the holder of the Mitchell Note, the unpaid interest on the Mitchell Note for March and April 2005 and the legal fees incurred by the holder in connection with the letter agreement, would accrue interest at the default rate of 18% and would be due and payable by the Company on August 1, 2005. The letter agreement also extends the deadline for which the Company was to have filed a registration statement to register the Company’s common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extends the date for which the registration statement is required to be declared effective to November 30, 2005. The Company also agreed to grant the holder of the Mitchell Note an additional 150,000 warrants to purchase the Company’s common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note.

On April 19, 2005, the Company was advanced $100,000 from a stockholder and issued a promissory note that matures on June 30, 2005 and has an annual interest rate of 10%.

On April 20, 2005, the Company issued 277,242 shares of its common stock as follow;

•	200,000 shares in connection with a services agreement
•	13,667 shares in exchange for professional services received by the Company
•	60,000 shares as consideration for defaults on promissory notes
•	3,575 shares as payment of interest

12.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial condition and operating results, specifically a working capital deficiency of approximately $8.8 million and accumulated deficit of approximately $10.9 million at March 31, 2005, as well as a net loss of approximately $4.2 million and net cash used in operations of approximately $1.1 million for the quarter ended March 31, 2005 and de-minimus cash on hand, raise substantial doubt about our ability to continue as a going concern. The Company’s existence is dependent on Management’s ability to develop profitable operations and resolve the Company’s liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company’s television network, the recorded music business and the Lauderdale Property.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Effective April 1, 2004, we completed a Share Exchange Agreement with Pyramid Music Corp., a Florida corporation (“PMC”). Under the terms of the Share Exchange Agreement, we acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of our common stock. On March 26, 2004, in anticipation of the completion of the share exchange, we changed our name to AGU Entertainment Corp. Upon completion of this transaction, the former stockholders of PMC owned, on a fully diluted basis, approximately eighty percent of the outstanding common stock of AGU Entertainment Corp. as of April 1, 2004, resulting in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly owned subsidiary of AGU Entertainment Corp., is deemed to be the acquirer for accounting purposes. In addition, we had no identifiable assets and liabilities as of April 1, 2004. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-KSB, including the consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation (“The Tube”) and Pyramid Records International, inc., a Florida corporation (“PRI”).

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

In the late 1990’s, broadcasters throughout the country were granted portions of the airwaves at no cost with the understanding that they would provide free digital signals as part of the U.S. government’s desire for high definition television. However, due to improvements in digital signal compression, the bandwidth required to broadcast digital television was substantially reduced, leaving broadcasters with excess bandwidth to use at their discretion. As a result, there are currently a number of media companies that have the ability to offer a digital quality picture over the air directly to consumers and indirectly through the cable and satellite operators’ digital box using surplus bandwidth from local broadcasters. These media outlets can offer additional channels to broadcast local news, sports, weather or other specialty services like The Tube. We expect to gain additional distribution for The Tube by reaching agreements with these service providers to air The Tube’s digital signal. We are currently in negotiations with several of these service providers, and expect to eventually leverage this market penetration into households served by larger cable and satellite systems. There can be no assurance as to whether or when these negotiations will result in definitive agreements. We expect that The Tube will earn revenues through advertising sales and through e-commerce with respect to music and related products that will be seen by consumers on The Tube.

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

In the third quarter of 2004, our board of directors decided to purchase and develop a facility that would serve as a comprehensive media entertainment recording and production facility that would encompass film, television and musical projects. On December 22, 2004, we closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the “Lauderdale Property”). Our business plan envisioned a facility that would consist of approximately 75,000 square feet of office space available for lease, six sound stages ranging in size from 1,800 square feet to 28,000 square feet, a 12,000 square foot audio production studio, a 7,000 square foot commissary and a two and a half acre back lot for film projects. We believed that this would be one of the largest studio production facilities on the east coast and that there is substantial demand within the entertainment industry for a facility of this type in South Florida.

Originally we anticipated that within three years the rental income from the office space and production facilities would be sufficient to cover substantially all of the operating expenses of the studio, which would allow us to use the soundstages and production studio to develop new music and film projects without requiring significant cash outlays. The Company further expected to generate revenue by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. A limited amount of production activity did take place on the Lauderdale Property in 2004 and in the first quarter of 2005, and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., a Florida Corporation, under which our studio development and production activities were to take place. We did not enter into any leases or any other material contractual commitments with respect to the usage of this facility and because of continuing liquidity issues, the Company decided to discontinue AGU Studios and sell the Lauderdale Property. See “-Restatement” below.

Because of the start up nature of our business throughout most of 2004, our results of operations and cash flows in the first quarter of 2005 are not comparable to the same period of a year ago.

Restatement

The Company has restated its previously issued, March 31, 2005 condensed consolidated financial statements for matters related to the following previously reported items: reclassification of discontinued operations and the issuance of stock to a former director in connection with an employment agreement.

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

Our financial condition and operating results, specifically a working capital deficit of approximately $8.8 million, an accumulated deficit of approximately $10.9 million, de minimus cash on hand as of March 31, 2005 and a net loss of $4.2 million and net cash used in operations of approximately $1.1 million for the three months ending March 31, 2005 raise substantial doubt about our ability to continue to operate as a going concern.

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

As part of the purchase price of the Lauderdale Property, we issued to the seller on December 22, 2004 a convertible promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller’s option into shares of our common stock at a conversion price of $2.50 per share. A principal payment of $250,000 is due on June 25, 2005 and the remaining balance of the note matures on December 22, 2005. All of our obligations to the seller under this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of our rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property. At the closing of the purchase of the Lauderdale Property, we made a prepayment into an escrow account of $150,000 for interest on the note and real estate taxes on the Lauderdale Property covering the quarterly period ending March 31, 2005. Additional quarterly prepayments of $145,000 are required to be put into escrow beginning March 22, 2005. We did not make the required prepayment on March 22, 2005. This amount was paid on behalf of the Company by one of our other creditors (see below) on April 22, 2005, at which time we received a letter from the holder of the first mortgage note acknowledging the cure of the payment default.

Also on December 22, 2004, we issued a secured convertible term note in the principal amount of $3,000,000 to Mitchell Entertainment Company (the “Mitchell Note”). The note pays interest monthly at an annual rate of 10% and has a maturity date of December 19, 2006. The note can be converted at any time by the lender into shares of our common stock at an initial conversion price of $1.50 per share, subject to anti-dilution protections and certain other adjustments. The Mitchell note is secured by a second mortgage on the Lauderdale Property and by substantially all of our other assets, including the capital stock of our subsidiaries.

On May 13, 2005 we executed a letter agreement with the holder of the Mitchell Note whereby we agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to us on April 29, 2005 by the holder of the Mitchell Note, the interest installments on the Mitchell Note for April 1,2005 and May 1, 2005 and the legal fees incurred by the holder in connection with the letter agreement, together with the interest due on the foregoing amount would accrue interest at the default rate of 18% and would be due and payable by us on August 1, 2005. The letter agreement also extends the deadline for which we were to have filed a registration statement to register the Company’s common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extends the date for which the registration statement is required to be declared effective to November 30, 2005. We also agreed to grant the holder of the Mitchell Note additional warrants of 100,000 and 50,000 respectively, to purchase our common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note. Because we did not pay the required monthly interest payments for March and April 2005, which resulted in our receiving a default letter from the holder of the Mitchell Note on April 8, 2005, the interest rate on the note was increased to the default rate of 18%. If in the future we are unable to comply with the terms of the Mitchell Note, the May 13, letter agreement or the terms of the first mortgage note, the holders of either note may seek to foreclose on the Lauderdale Property.

On March 3, 2004 our AGU Music subsidiary entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. (“PMG”) whereby, AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP (“ARK21”). In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable to certain principals of PMG (the “ARK 21 Notes”). The Company has guaranteed the payment of the ARK 21 notes, which have an annual interest rate of 8% and mature on May 1, 2007. Allen Jacobi, the former President of AGU Music, is an owner and controlling stockholder of PMG. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of March 31, 2005 is approximately $331,000. The terms of these notes require monthly payments of principal and interest. We have not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, we entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $331,240 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by us. In addition, upon the our closing of a capital raising of at least $250,000, we must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. We also agreed to issue 500,000 restricted shares of the Company’s common stock to the holders of the ARK 21 Notes.

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

Cash used in operations for the first three months of 2005 was $1,092,000, which was primarily the result of our total operating loss of $2,957,000, partially offset by increases to accounts payable and accrued expenses and the issuance of common stock in exchange for services. Cash used in operations in 2004 was $1,273,000. We expect to continue to generate negative cash flows from operations until such time as we can complete a substantial debt or equity offering and more fully develop our three lines of business. No assurances can be given as to when or if we will be able to develop profitable operations.

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

We do not have adequate cash to meet our current obligations as well as its short and long term objectives. The growth and development of the Company’s business will require a significant amount of additional working capital. We currently have very limited financial resources and will need to raise additional capital in order to continue as a going concern. Our financial condition and operating results, specifically a working capital deficit of approximately $8.8 million, an accumulated deficit of approximately $10.9 million, de minimus cash on hand as of March 31, 2005 and a net loss of $4.2 million for the three months ending March 31, 2005 raise substantial doubt about our ability to continue to operate as a going concern. If we are unsuccessful in obtaining the additional capital necessary to fund our operations, we may be forced to downsize certain operations, restructure our current debt obligations on terms less favorable to the existing obligations or sell some of our assets. We may also need to seek protection under the federal bankruptcy laws or be forced into bankruptcy by our creditors.

Critical Accounting Policies and Estimates

The accounting policies that we have identified as critical to our business operations and to an understanding of our results of operations are described in detail in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. In other cases, preparation of our unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that the actual results will not differ from those estimates.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. Adoption of SFAS No. 123R could have a material effect on the Company’s results of operations.

Results of Operations for the Three Months ending March 31, 2005 and 2004

Revenues from continuing operations were $106,000 for the three months ended March 31, 2005 and $0 for the three months ended March 31, 2004. This amount was related to recorded music shipments by AGU Music. Approximately $45,000 of revenues were generated by the discontinued operations of AGU Studios. AGU Music had a gross profit of $83,000 and the gross profit from discontinued operations was approximately $31,000 during the period.

Operating expenses from continuing operations were $2,857,000 and $885,000 for the three months ended March 31, 2005 and 2004 respectively, the majority of which was general and administrative expenses. Included in this amount is $1,047,000 of compensation expense in connection to the issuance of common stock to a director relative to his employment contract. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering.

Our operating loss from discontinued operations for the three months ended March 31, 2005 was $183,638 compared to the operating loss of $0 for the three months ended March 31, 2004.

Interest expense in 2005 was $1,450,000 which included $162,000 in interest from discontinued operations, as compared to $12,500 in 2004, and includes $1,197,000 for the amortization of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense is the result of increased indebtedness in 2005.

We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we increased our valuation allowance for the net deferred tax asset that existed at December 31, 2004 so that no net tax benefit was recorded in 2005.

Our net loss for the period was $4,245,000, as compared to $898,000 in the prior year.

We anticipate entering into several affiliate agreements with digital broadcasters, which will allow The Tube to be seen in approximately 20 million homes by the end of 2005. While we expect this market penetration to generate a substantial increase in marketing, promotion and other expenses at The Tube, we also expect that our revenues will ultimately increase sufficiently enough to cover these increases. Thus, our results of operations in fiscal 2004 are not indicative of our projected results of operations in fiscal 2005 and beyond.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. Adoption of SFAS No. 123R could have a material effect on the Company’s results of operations.

Item 3.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to and during the period when our periodic reports are being prepared. Subsequent to the original evaluation and in connection with the preparation of the Company’s Form 10-KSB for the year ended December 31, 2005, the Company recognized an error in the accounting treatment for the issuance of stock to a director pursuant to an employment agreement and determined that it should restate the financial results to correct the accounting treatment of the issuance of stock and also reflect discontinued operations. The Company’s disclosure controls and procedures did not detect on a timely basis the additional compensation expense in connection with the issuance of common stock. The methodology for accounting for the issuance of such stock was corrected subsequent to the initial filing of the Form 10-QSB for the period covered by this report. As a result of this restatement as discussed further in Note 1 and Note 9 to the condensed consolidated financial statements, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon this re-evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in reaching a reasonable level of assurance that management is timely alerted to material information related to and during the period when our periodic reports are being prepared.

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

3.1	Certificate of Incorporation of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 10-QSB filed November 12, 2004)
3.2	Bylaws of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 10-QSB filed November 12, 2004)
3.4	Specimen certificate of the common stock of AGU Entertainment Corp., a Delaware company (incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-86244)).
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

10.1	Letter Agreement regarding $145,000 Protective Advance, dated April 14, 2005 (incorporated herein by reference to the Registrant’s Form 8-K filed April 20, 2005)

Number	Title
10.2	Letter, dated April 22, 2005 from Elizabeth Buntrock (incorporated herein by reference to the Registrant’s Form 8-K/A filed April 28, 2005)
10.3
Settlement and Mutual Release Agreement, effective April 15, 2005, by and among AGU Entertainment Corp. and each of its subsidiaries, and Ned Siegel, Neil Strum and Strum Brothers Investment, LLC. (incorporated herein by reference to the Registrant’s Form 8-K filed May 11, 2005)

10.4
Charter Affiliate Affiliation Agreement dated as of April 15, 2005, by and between The Tube Music Network, Inc. and Raycom Media, Inc. (incorporated herein by reference to the Registrant’s Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

10.5
Technical Services Agreement, dated as of December 1, 2004, by and between The Tube Music Network, Inc. and Skyport Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

31.1
Certification of David C. Levy, Chief Executive Officer of the Company, dated June 21, 2006, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of John W. Poling, Chief Financial Officer of the Company, dated June 21, 2006, pursuant to Rule 13a - 14(a)/15d -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of David C. Levy, Chief Executive Officer of the Company, and John W. Poling, Chief Financial Officer of the Company, dated June 21, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2006	/s/ John W. Poling
Name: John W. Poling
Title: Chief Financial Officer