Form 10QSB/A
period 2006-03-31
Tube Media Corp.
filed 2006-06-21
CIK 1168932

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
incorporation or organization)

1451 West Cypress Creek Road.
Ft. Lauderdale, FL 33309

 (Address of principal executive offices)

(954) 714-8100

 (Issuer's telephone number)

N/A

(Former name, former address and annual fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer's common stock, par value $0.0001 per share, outstanding as of May 15, 2006 was 27,292,841

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

This Amendment No. 1 on Form 10-QSB/A to our quarterly report on Form 10-QSB for the quarter ended March 31, 2006, initially filed with the Securities and Exchange Commission on May 22, 2006 (the “Initial Filing”), is being filed to reflect the restatement of our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2005 and the notes related thereto. For a more detailed description of this restatement, see Note 1, “Nature of Operations and Basis of Presentation - Restatement” and Note 9, “Discontinued Operations” to the accompanying condensed consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB/A. This Form 10-QSB/A only amends and restates Items 1, 2, and 3 of Part I of the Initial Filing and no other material information in the Initial Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Initial Filing or to modify or update those disclosures affected by subsequent events except that we updated the information contained in such sections to reflect our name change from AGU Entertainment Corp. to The Tube Media Corp., our change in address and the change in our state of incorporation from Colorado to Delaware on February 25, 2006 and the receipt of a new commission file number. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently-dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively.

THE TUBE MEDIA CORP.
(Formerly AGU Entertainment Corp.)

FORM 10-QSB/A

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

Item 1. Financial Statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005

	March 31,	December 31,
Assets	2006	2005
Current Assets:	(unaudited)
Cash	$892,518	$346,998
Accounts receivable, net of allowance for doubtful
accounts of $195,239 and $195,703, respectively	407,594	408,822
Prepaid expenses	15,000	367,264
Total current assets	1,315,112	1,123,084

Property and equipment, net of accumulated
depreciation of $332,056 and $296,876, respectively	384,686	437,853
Property and equipment from discontinued operations
net of accumulated depreciation of $10,533 and $7,900, respectively	25,466	28,100
Intangibles, net of amortization	4,815,144	1,077,161
Other assets	142,151	50,480
Total assets	$6,682,559	$2,716,678

Liabilities and Shareholders’ Deficiency
Current Liabilities:
Accounts payable	$1,315,529	$794,336
Accounts payable - related parties	75,725	154,708
Notes payable, related parties	1,146,004	1,241,010
Notes payable	1,232,819	707,818
Convertible notes payable	1,045,000	850,000
Equipment note	—	12,986
Capital leases payable	1,535	11,278
Accrued expenses	1,696,105	1,418,774
Other current liabilities	50,373	6,852
Total current liabilities	6,563,090	5,197,762

Capital leases payable - long term portion	1,008	1,636
Equipment note - long term portion	—	23,683
Notes payable	275,000	275,000
Convertible notes payable - net of unamortized discounts	1,140,251	375,408
Total liabilities	7,979,349	5,873,489
COMMITMENTS AND CONTIGENCIES

Shareholders’ deficiency
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
27,292,841 and 26,046,711 shares issued and outstanding	2,729	2,604
Additional paid-in capital	22,199,227	17,762,512
Accumulated deficit	(23,498,746)	(20,921,927)
Total shareholders' deficiency	(1,296,790)	(3,156,811)

Total liabilities and shareholders' deficiency	$6,682,559	$2,716,678

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	March 31,	March 31,
	2006	2005
		(As Restated)

Net revenues	$—	$105,927
Cost of sales and services performed	—	22,739
Gross profit	—	83,188

Operating Expenses
Legal and professional fees	488,917	273,671
Promotion and advertising	157,949	71,530
Depreciation and amortization	162,974	65,128
Other general and administrative costs	1,121,256	2,446,289

Total operating expenses	1,931,096	2,856,618

Operating loss	(1,931,096)	(2,773,430)
Interest expense	653,596	1,287,684
Other income	10,506	—

Loss from continuing operations	(2,574,186)	(4,061,114)

Loss from discontinued operations	(2,633)	(183,638)
Net loss	$(2,576,819)	$(4,244,752)

Loss per common share from continuing operations	$(0.10)	$(0.17)
Loss per common share from discontinued operations	$(0.00)	$(0.01)
Net loss per common share	$(0.10)	$(0.18)
Weighted average common shares outstanding -
Basic and diluted	26,333,230	23,720,678

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ (Deficiency)
For the Three Months Ended March 31, 2006
 (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2005	26,046,711	$2,604	$17,762,512	$(20,921,927)	$(3,156,811)

Issuance of shares of common stock for services	135,419	14	209,885	—	209,899
Issuance of warrants to purchase common stock in connection
the issuance of convertible debt	—	—	171,400	—	171,400
Beneficial conversion feature from issuance of convertible debt	—	—	190,840	—	190,840
Issuance of shares of common stock in connection with
contract rights agreements for network broadcasting	1,100,000	110	2,409,890	—	2,410,000
Issuance of warrants to purchase common stock in connection
with contract rights agreements for network broadcasting	—	—	1,435,530	—	1,435,530
Issuance of shares of common stock to directors for services	5,000	—	7,750	—	7,750
Issuance of shares of common stock to pay accrued interest	5,711	1	11,420		11,422
Net loss	—	—	—	(2,576,819)	(2,576,819)

Balance at March 31, 2006	27,292,841	$2,729	$22,199,227	$(23,498,746)	$(1,296,790)

 See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005
	(As Restated)	(As Restated)

Cash flows from operating activities:
Net loss from continuing operations	$(2,574,186)	$(4,061,114)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad Debt Expense	878	—
Depreciation and amortization	164,729	65,128
Common stock issued as payment for services	217,649	405,866
Common stock issued for services and compensation	—	1,047,840
Gain on disposal of assets	(1,005)	—
Loss from discontinued operations, less depreciation	(2,633)	(155,266)
Decrease in accounts receivable	350	32,343
Decrease (increase) in prepaid expenses	352,264	(11,338)
(Increase) decrease in other assets	(91,674)	8,849
Increase in accounts payable and accrued liabilities	739,598	427,177
Decrease in other liabilities	—	(30,092)
Decrease in discount on notes payable	537,084	1,178,662
Net cash used in operating activities	(656,946)	(1,091,945)
Cash flows from investing activities:
Disbursements for property and equipment	(37,963)	(128,661)
Net cash used in investing activities	(37,963)	(128,661)
Cash flows from financing activities:
Payment of notes payable	—	(2,959)
Proceeds from notes payable to related parties	326,800	190,683
Payment on capital leases	(10,371)	(3,272)
Payment of notes payable to related parties	(386,000)	—
Proceeds from other notes payable	1,310,000	270,000
Net cash provided by financing activities	1,240,429	454,452
Net increase (decrease) in cash	545,520	(766,154)
Cash, beginning of year	346,998	771,533
Cash, end of year	$892,518	$5,379
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$50,512
Non-cash financing activities:
Common stock issued as payment for services	$217,649	$205,866
Equipment acquired through issuance of common stock	$—	$244,500
Exstinguishment of liabilities to common stock	$11,422	$337,500
Common stock issued in connection with affiliation agreements	$2,410,000	$200,000
Warrants issued with convertible debt	$171,400	$—
Warrants issued in connection with affiliation agreements	$1,435,530	$—

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

The accompanying financial statements reflect the results of the operations of the Company and its subsidiaries for the three months ended March 31, 2006 and the results of the Company for the three months ended March 31, 2005. (restated)

Principles of Consolidation

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

Restatement

The Company has restated its previously issued, March 31, 2005 condensed consolidated financial statements for matters related to the following previously reported items: reclassification of discontinued operations and the issuance of stock to a former director in connection with an employment agreement. The restatement of the previously issued, March 31, 2005 condensed consolidated financial statements, reported in the Form 10-QSB for the quarter ended March 31, 2006, initially filed with the Securities and Exchange Commission on May 22, 2006.

The following is a summary of the restatements for March 31, 2005:

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

The three months ended March 31, 2005 were restated to include $1.1 million additional compensation paid to a director.

Loss per Share

Basic income or (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three months ended March 31, 2006 and 2005 because the effect of the additional shares which would be issued, assuming conversion of the convertible notes and common stock purchase warrants, are anti-dilutive for the aforementioned periods. The aggregate amount of securities that could potentially dilute earnings per share in future periods, at March 31, 2006 was 20,581,704.

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

The table below presents information about reportable segments for the three months ended March 31, 2006 and 2005.

	Three Months
	March 31, 2006	March 31, 2005
Revenues
AGU Music	$—	$105,927
Discontinued operations	—	44,576
Consolidated revenues	$—	$150,503

Operating loss
AGU Music	(32,898)	18,760
The Tube	(889,844)	(811,242)
Segment loss	(922,742)	(792,482)
Corporate	(1,008,354)	(1,980,948)
Discontinued operations	(2,633)	(183,638)
Consolidated operating loss	$(1,933,729)	$(2,957,068)

The table below reconciles the measurement of segment profit shown in the previous table to the Company’s consolidated income before taxes:

	Three Months
	March 31, 2006	March 31, 2005
Total segment loss	$(922,742)	$(792,482)
Operating loss - corporate	(1,008,354)	(1,980,947)
Loss from discontinued operations	(2,633)	(183,638)
Other income	10,506	—
Interest expense	(653,596)	(1,287,685)
Loss before income tax	$(2,576,819)	$(4,244,752)

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

The Tube is a 24-hour per day broadcast digital television network that delivers high quality music video, audio, and e-commerce to digital viewers nationally. Its national launch is expected to take place beginning in the second quarter of 2006, and a much broader launch by the third quarter of 2006. The Tube can currently be seen in a limited number of households in various parts of the United States.

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

Operating expenses from continuing operations were $1,931,096 and $2,856,618 in the three months ended March 31, 2006 and 2005, respectively, the majority of which was general and administrative expenses. General and administrative expenses were $1,121,256 for the three months ended March 31, 2006, compared with $2,446,289 for the three months ended March 31, 2005. The decrease reflects reductions in payroll and payroll taxes, consulting and production and planning expenses in both the record label subsidiary, the music network subsidiary and our corporate offices. Legal and professional expenses were $488,917 and $273,671, for the three months ended March 31, 2006 and March 31, 2005, respectively. The increase reflects increased compliance cost for SEC filings, legal costs in connection with the two charter affiliation agreements entered into during the first quarter of 2006 and auditing expenses. Thus far in 2006 our liquidity constraints have limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete another substantial debt or equity offering.

Our operating loss from continuing operations for the three months ended March 31, 2006 was $1,931,096 compared to the operating loss of $2,773,430 reported for the three months ended March 31, 2005, based in part on (1) increases in operating expenses due to the Company’s engagement in operations and entering into material transactions, (2) increases in accounting and legal fees and other internal costs relating to compliance with federal and state securities laws, offset by a $1.1 million compensation expense in the first quarter of 2005 to a director and reduced interest expense of $653,596.

Our operating loss from discontinued operations for the three months ended March 31, 2006 was $2,633 compared to the operating loss of $183,638 for the three months ended March 31, 2005.

Interest expense in the three months ended March 31, 2006 was $653,596 compared to $1,287,684 in 2005, and includes $537,084 for the reduction of debt discounts, compared with $529,003 in the three months ended March 31, 2005. Interest expense decreased primarily due to the level of indebtedness in the first quarter of 2006 compared to the first quarter of 2005.

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

At March 31, 2006, payments required under our known contractual obligations over the next three years are as follows:

	2006	2007	2008	Total
Principal on notes payable	3,674,531	1,570,000	510,000	5,754,531
Operating leases	14,190	—	—	14,190
Capital leases	1,535	1,008	—	2,543
Total contractual obligations	$3,690,256	$1,571,008	$510,000	$5,771,264

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