Form 10QSB/A
period 2005-06-30
Tube Media Corp.
filed 2006-07-20
CIK 1168932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)
(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52067

The Tube Media Corp.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1557072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   ☐  No   ☒

The number of shares of the issuer’s common stock, no par value, outstanding as of August 19, 2005 was 25,587,615.

Transitional Small Business Disclosure Format (check one):

Yes  ☐  No   ☒

Explanatory Note

    In connection with the preparation of our annual report on Form 10-KSB for the year ended December 31, 2005, we determined that we needed to restate our quarterly financials for the fiscal year ended December 31, 2005 to reflect discontinued operations and the issuance of stock  to a former director in connection with an employment agreement and the issuance of stock in connection with the settlement of a dispute. Our Form 10-KSB for the fiscal year ended December 31, 2005 has taken into account the discontinued operations, the issuance of stock to a former director in connection with an employment agreement and the issuance of stock in connection with the settlement of a dispute.

This Amendment No. 1 on Form 10-QSB/A to our quarterly report on Form 10-QSB for the quarter ended June 30, 2005, initially filed with the Securities and Exchange Commission on August 19, 2005 (the “Initial Filing”), is being filed to reflect the restatement of our condensed consolidated balance sheet at June 30, 2005 and our condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders’ equity and condensed consolidated statements of cash flows for the three months ended June 30, 2005 and the notes related thereto. For a more detailed description of this restatement, see Note 1, “Nature of Operations and Basis of Presentation - Restatement” and Note 9, “Discontinued Operations” to the accompanying condensed consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB/A. This Form 10-QSB/A only amends and restates Items 1, 2, and 3 of Part I of the Initial Filing and no other material information in the Initial Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Initial Filing or to modify or update those disclosures affected by subsequent events except that we updated the information contained in such sections to include recent accounting pronouncements and to reflect our name change from AGU Entertainment Corp. to The Tube Media Corp., our change in address, the change in our state of incorporation from Colorado to Delaware on February 25, 2006 and the receipt of a new commission file number. We also corrected typographical errors. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively.

The Tube Media Corp.
(Formerly AGU Entertainment Corp.)
FORM 10-QSB/A

INDEX

PART I. UNAUDITED FINANCIAL INFORMATION			1

	ITEM 1.	FINANCIAL STATEMENTS	1

		Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004(audited)	1

		Condensed Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)	1

		Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2005 (Unaudited)	1

		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	1

		Notes to Condensed Consolidated Financial Statements June 30, 2005 (unaudited)	1

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	1

	ITEM 3.	CONTROLS AND PROCEDURES	1

PART II.OTHER INFORMATION			1

	ITEM 6.	EXHIBITS	1

SIGNATURES			1

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

	June 30, 2005	December 31, 2004
	(Unaudited) (RESTATED)	(Audited)
Current Assets
Cash and cash equivalents	$1,332	$771,533
Accounts receivable, net of allowance of $109,838 and $0	431,509	507,482
Prepaid expenses	104,628	225,037
Total current assets	537,469	1,504,052
Property and equipment, net of accumulated depreciation of $191,857 and $103,442, respectively	492,730	246,144
Property and equipment from discontinued operations, net of accumulated depreciation of $77,317 and $19,818, respectively	8,851,880	8,864,229
Intangibles, net of accumulated amortization	1,291,366	913,735
Other assets	159,268	164,737
Total assets	$11,332,713	$11,692,897

Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable	$1,276,039	$501,514
Accounts payable - related parties	162,300	169,258
Notes payable,, related parties - current portion	890,921	445,642
Convertible notes payable, net of unamortized discount	939,041	150,000
Convertible notes payable from discontinued operation	7,000,000	7,000,000
Other notes payable	245,000	-
Equipment note - current portion	12,556	12,140
Capital leases payable - current portion	13,603	13,881
Accrued expenses	1,393,288	910,418
Other current liabilities	6,852	36,965
Total current liabilities	11,939,600	9,239,818
Capital leases payable - long term portion	5,480	11,876
Equipment note - long term portion	30,285	36,668
Convertible notes payable - net of unamortized discounts	1,740,190	854,178
Total liabilities	13,715,555	10,142,540

Stockholders’ (Deficiency) Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 25,134,919 and 23,392,576 shares issued and outstanding	2,514	4,658,380
Additional paid-in capital	14,050,589	3,593,634
Accumulated deficit	(16,435,945)	(6,701,657)
Total stockholders’ (deficiency) equity	(2,382,842)	1,550,357
Total liabilities and stockholders’ (deficiency) equity	$11,332,713	$11,692,897

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
  Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(RESTATED)		(RESTATED)
Revenues	$70,154	$15,000	$176,081	$15,000
Cost of sales and services performed	6,636	-	29,375	-
Gross profit	63,518	15,000	146,706	15,000
Operating Expenses
Promotion and advertising	37,333	394,263	108,864	528,230
Depreciation and amortization	112,447	54,689	177,574	66,987
Other general and administrative costs	3,730,186	1,091,421	6,450,145	1,830,523
Total operating expenses	3,879,966	1,540,373	6,736,583	2,425,740
Operating loss	(3,816,448)	(1,525,373)	(6,589,877)	(2,410,740)
Interest expense	1,533,408	32,640	2,821,093	45,154
Loss from continuing operations	(5,349,856)	(1,558,013)	(9,410,970)	(2,455,894)
Loss from discontinued operations	(139,680)	-	(323,318)	-
Net loss	$(5,489,536)	$(1,558,013)	$(9,734,288)	$(2,455,894)
Basic and diluted loss per share	$(0.22)	$(0.07)	$(0.40)	$(0.14)
Loss per share from continuing operations	$(0.22)	$(0.07)	$(0.39)	$(0.14)
Loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding - Basic and diluted	24,608,150	21,318,560	24,166,866	18,125,558

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
  Condensed Consolidated Statement of Changes in Stockholders’ Equity
for the Six Months Ended June 30, 2005
(Unaudited)

	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total

Balance at December 31, 2004	23,392,576	$2,339	$8,249,675	$(6,701,657)	$1,550,357
Issuance of shares of common stock for services	347,987	35	868,061	-	868,096
Issuance of shares of common stock to employees for compensation	45,540	5	107,469	-	107,474
Issuance of common stock as a price adjustment for certain investors	5,000	1	(1)	-	-
Common stock issued in connection with the acquisition of property and equipment	97,800	10	244,490	-	244,500
Issuance of warrants in connection with the issuance of convertible debt	-	-	1,595,428	-	1,595,428
Issuance of shares in settlement of liabilities	121,875	12	337,488	-	337,500
Issuance of shares of common stock to directors for services	5,000	1	11,799		11,800
Other issuances of common stock in settlement of a dispute	500,000	50	1,179,950		1,180,000
Issuances of shares of common stock in connection with amended the terms of certain notes payable	60,000	6	137,994	-	138,000
Issuance of shares of common stock for interest expense	3,575	-	7,151	-	7,151
Issuance of shares of common stock to a director as an adjustment to shares awarded pursuant to an employment agreement	444,000	44	1,047,796		1,047,840
Issuance of shares of common stock to a director in connection with a termination letter	111,566	11	263,289	-	263,300
Net loss	-	-	-	(9,734,288)	(9,734,288)
Balance at June 30, 2005	25,134,919	$2,514	$14,050,589	$(16,435,945)	$(2,382,842)

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
  Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:	(Restated)
Net loss from continuing operations	$(9,410,970)	$(2,455,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,574	66,987
Stock based service expense	778,670	28,677
Common Stock issued financing expenses	145,151
Common Stock issued as compensation to director	1,047,840	-
Common Stock issued as a settlement expense	1,180,000	-
Loss from discontinued operations, less depreciation	(260,608)	--
Amortization of discount on note payable	2,330,481	-
Amortization of deferred financing fees	36,710
Decrease in accounts receivable	75,973	40,671
Decrease (increase) in prepaid expenses	120,409	(101,588)
Increase in other assets	(31,240)	(22,219)
Increase in accounts payable and accrued liabilities	1,587,937	337,213
(Decrease) increase in other liabilities	(30,113)	124,796
Net cash used in operating activities	(2,252,186)	(1,981,357)
Cash flows from investing activities:
Disbursements for intangibles	-	(51,035)
Disbursements for property and equipment	(135,652)	(182,159)
Net cash used in investing activities	(135,652)	(233,194)
Cash flows from financing activities:
Payment of notes payable	(5,968)	(30,673)
Proceeds from notes payable to related parties	445,279	235,000
Payment on capital leases	(6,674)	(5,224)
Proceeds from convertible and other notes payable	1,185,000	1,879,000
Net cash provided by financing activities	1,617,637	2,078,103
Net (decrease) increase in cash	(770,201)	(136,448)
Cash, beginning of period	771,533	137,048
Cash, end of period	$1,332	$600
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$-
Cash paid for interest	$201,914	$4,862
Non-cash financing activities:
Common stock issued as payment for services	$1,250,670	$28,677
Common stock issued as compensation to a director	$1,047,840	$-
Common stock issued as settlement expense	$1,180,000	$-
Conversion of liabilities to common stock	$337,500	$740,702
Equipment acquired through issuance of common stock	$244,500	$-
Equipment acquired through capital lease obligations	$-	$12,940
Common stock issued for financing expenses	$145,151	$-
Warrants issued for convertible debt	$1,595,428	$-
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

Effective April 1, 2004, AGU entered into a Share Exchange Agreement with Pyramid Music Corp. (“PMC”), a Florida corporation having an inception date of May 20, 2003, whereby AGU acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common stock to the stockholders of PMC . PMC was a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a music oriented television network and archived video and music collection libraries.

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

The accompanying financial statements reflect the results of the operations of The Tube Media Corp. (formerly AGU Entertainment Corp.) and its subsidiaries for the three months and six months ended June 30, 2005 and 2004.

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

Restatement

The Company has restated its previously issued June 30, 2005 condensed consolidated financial statements for matters related to the following previously reported items: discontinued operations, the issuance of stock to a former director in connection with an employment agreement and the issuance of stock in connection the settlement of a dispute.

The following is a summary of the restatements for the three months ended June 30, 2005:

Loss from continuing operations as originally reported at June 30, 2005	$(4,309,536)

Less;

Additional expenses in connection with the settlement of a dispute	(1,180,000)

Reclassification of loss attributable to discontinued operations	139,680

Loss from continuing operations at June 30, 2005 as restated	$(5,349,856)

Loss from Discontinued operations	$(139,680)

The following is a summary of the restatements for the Six months ended June 30, 2005:

Loss from continuing operations as originally reported at June 30, 2005	$(7,506,448)

Less;

Additional compensation expense recorded in connection with the issuance of common stock,	(1,047,840)

Additional expenses in connection with the settlement of a dispute,	(1,180,000)

Reclassification of loss attributable to discontinued operations	323,318

Loss from continuing operations at June 30, 2005 as restated	$(9,410,970)

Loss from Discontinued operations	$(323,318)

The effect on the Company’s previously issued June 30, 2005 (unaudited) financial statements are summarized as follows:

Balance Sheet as of June 30, 2005:

	Previously Reported	Increase (Decrease)	Restated
Current Assets	$537,469	--	$537,469
Other Assets	10,795,244	--	10,795,244
Total Assets	11,332,713	--	11,332,713
Current Liabilities	11,939,600	--	11,939,600
Deferred Tax Liability
Total Liabilities	13,715,555	--	13,715,555
Stockholders’ Deficit:
Common Stock	2,514	--	2,514
Additional paid-in-capital	11,822,749	$2,227,840	14,050,589
Accumulated deficit	(14,208,105)	(2,227,840)	(16,435,945)
Total Liabilities and Stockholders’ Deficit	$11,332,713	$--	$11,332,713

Statement of Operations for the Three Months Ended June 30, 2005:

	Previously Reported	Increase (Decrease)	Restated
Revenue	$107,479	$(37,325)	$70,154
Cost of Sales	13,338	(6,702)	6,636
Gross Profit	94,141	(30,623)	63,518
Total Operating Expenses	2,756,519	1,123,447	3,879,966
Loss from Operations	(2,662,378)	1,154,070	(3,816,448)
Loss from Discontinued Operations	--	139,680	(139,680)
Interest Expense	1,647,158	(113,750)	1,553,408
Net Loss	$(4,309,536)	$1,180,000	$(5,489,536)

Statement of Operations for the Six Months Ended June 30, 2005:

	Previously Reported	Increase (Decrease)	Restated
Revenue	$257,982	$(81,901)	$176,081
Cost of Sales	50,083	(20,708)	29,375
Gross Profit	207,899	(61,193)	146,706
Total Operating Expenses	4,617,422	2,119,161	6,736,583
Loss from Operations	(4,409,523)	2,180,354	(6,589,877)
Loss from Discontinued Operations	--	(323,318)	(323,318)
Interest Expense	3,096,925	(275,832)	2,821,093
Net Loss	$(7,506,448)	$2,227,840	$(9,734,288)

Shareholders’ Equity as of June 30, 2005

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity/Deficit)
Balance at June 30, 2005, as previously reported	25,134,919	2,514	$11,822,749	$(14,208,105)	$(2,382,842)
Prior period adjustment	--	--	2,227,840	(2,227,840)	--
Balance at June 30, 2005, as restated	25,134,919	2,514	$14,050,589	$(16,435,945)	$(2,382,842)

2.  INTANGIBLES

Intangible assets at June 30, 2005 are as follows:

	Value at acquisition	Accumulated amortization	Balance at June 30, 2005

Distribution agreement (see note 3)	$350,000	$(145,500)	$204,500
Contract rights	472,000	-	472,000
Other intangibles	651,035	(36,169)	614,866
Total intangibles	$1,473,035	$(181,669)	$1,291,366
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

For the year ending December 31:
Remainder of 2005	$214,206
2006	428,212
2007	340,612
2008	166,736
2009	94,400
2010	47,200

3.  NOTES PAYABLE

Convertible Notes

Convertible Notes Payable consists of the following at June 30, 2005 and December 31, 2004:

	2005	2004
First mortgage note secured by real property	$7,000,000	$7,000,000
Second mortgage note secured by real property	3,000,000	3,000,000
Other convertible notes and subordinated debentures	2,415,000	1,475,000
	12,415,000	11,475,000
Less: current portion	(7,939,041)	(7,150,000)
Less: Discount on convertible mortgage and notes payable	(2,735,769)	(3,470,822)
Notes payable, long term portion, net of discounts	$1,740,190	$854,178

On December 22, 2004, the Company closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the “Lauderdale Property”). In connection with the purchase of the Lauderdale Property, the Company issued to the seller, on December 22, 2004, a convertible mortgage promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller’s option into shares of the Company’s common stock at a conversion price of $2.50 per share. A principal payment of $250,000 was due on June 20, 2005 and was paid on July 1, 2005. The remaining balance of the note matures on December 20, 2005. The terms of the convertible mortgage promissory note require quarterly prepayments of $145,000 into an escrow account for interest on the note and real estate taxes on the property. Additional quarterly prepayments of interest and real estate taxes in the amount of $145,000 were required to be put into escrow beginning March 20, 2005. The Company did not make the required prepayment on March 20, 2005. This amount was paid on behalf of the Company by the holder of the $3 million second mortgage note (the “Mitchell Note”) on April 22, 2005, at which time the Company received a letter from the holder of the first mortgage note acknowledging the cure of the payment default. The quarterly payment due June 20, 2005 was paid on July 1, 2005. All of the Company’s obligations to the holder of this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of the Company’s rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property.

On May 13, 2005, the Company executed a letter agreement with the holder of the Mitchell Note whereby the Company agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to the Company on April 29, 2005 by the holder of the Mitchell Note, the unpaid interest on the Mitchell Note for March and April 2005 and the legal fees incurred by the holder in connection with the letter agreement, would accrue interest at the default rate of 18% and would be due and payable by the Company on August 1, 2005. The letter agreement also extended the deadline for which the Company was to have filed a registration statement to register the Company’s common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extended the date for which the registration statement is required to be declared effective to November 30, 2005. The $145,000 payment made on behalf of the Company and the $100,000 advanced to the Company are reflected in the Company’s balance sheet as Other Notes Payable. The Company also agreed to grant the holder of the Mitchell Note an additional 150,000 warrants to purchase the Company’s common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note. These warrants were valued at $169,025 and were recorded as a discount to the $245,000 loan. The discount is being amortized through August 1, 2005, and the unamortized balance of this discount at June 30, 2005 is $54,902. The Mitchell Note is secured by a second mortgage on the Lauderdale Property and by substantially all of the Company’s other assets, including the capital stock of its subsidiaries. Because the Company did not pay the required monthly interest payments for March and April 2005, the interest rate on the note was increased to the default rate of 18%.

The Company has not paid the $245,000 plus accrued interest and lender legal fees that was due on August 1, 2005, in accordance with the May 13, letter agreement, nor has it filed a registration statement to register the required securities. The holder of the Mitchell Note issued a default letter on August 2, 2005. On August 11, 2005, and August 17, 2005, the Company entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005; (ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) the Company agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys’ fees in the amount of $1,000 and any further costs of collection (the “September Payment”); (iv) the Company agreed to pay the holder, up to the September Payment, any monies it receives upon the consummation of the terms of a non-binding letter of intent relating to the sale of the Lauderdale Property; (v) the lender agreed to extend the filing date for the registration statement to September 1, 2005; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder.

During the first six months of 2005 the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $665,000. The $665,000 of convertible promissory notes pay interest at 10% and are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 221,666 warrants to purchase the Company’s common stock. The common stock purchase warrants have a two year term and the exercise price is $3.00 per share. The common stock purchase warrants were valued at $113,832, and this amount was recorded as a discount to the convertible promissory notes. The unamortized balance of the discount for these notes as of June 30, 2005 was $102,786.

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

During the first six months of 2005 the Company received loans in the aggregate amount of $382,516 from a stockholder of the Company who is a related party. The loans pay interest at 10% and are due on December 31, 2005. The Company also received loans from significant stockholders during the first six months of 2005 in the aggregate amount of $48,200. These loans pay interest at 10% and are due on September 30, 2005. During July and August of 2005, $43,200 of these loans were repaid.

4.  STOCKHOLDERS’ EQUITY

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

During the first six months of 2005, the Company issued 221,666 detached common stock purchase warrants to acquire the Company’s common stock in connection with the issuance of convertible promissory notes (see Note 3). The warrants have an exercise price of $3.00 per share and expire on the maturity dates of the respective convertible promissory notes with which they were issued. In addition, the Company issued 2,550,000 common stock purchase warrants at an exercise price of $3.00 per share and 3,575 common stock purchase warrants at an exercise price of $2.00 per share to a significant stockholder in consideration for converting a substantial portion of his holdings of Company promissory notes to common stock and for extending the maturity dates of some of the other promissory notes of the Company. The Company also issued 150,000 warrants at an exercise price of $1.50 per share to the holder of the Mitchell Note in connection with advances made to the Company during the second quarter of 2005. The aggregate value of the warrants issued during the first six months of 2005 was $1,595,428, and this amount was recorded as a discount on the Company’s convertible debt with an offset to paid in capital. The discount is being amortized on a pro rata basis over the life of the respective convertible debt instruments. No warrants were exercised during the first six months of 2005 and 5,607,577 warrants were outstanding at June 30, 2005.

5.  LOSS PER SHARE

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

6.  COMMITMENTS AND CONTINGENCIES

On January 27, 2005, the Company was served with a summons with notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, referred to herein as the plaintiffs, which indicates that the plaintiffs commenced an action against the Company. The plaintiffs alleged, among other things, breach of contract, breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to Section 349 of the New York General Business Law. The dispute originated from an alleged agreement between the plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. The complaint indicated that the plaintiffs were seeking compensatory and punitive damages of no less than $1,812,500 for each of the six causes of action alleged. On June 20, 2005, the Company and the Plaintiffs entered into a Confidential Settlement Agreement and Mutual Release (the “Agreement”) wherein the parties agreed to resolve their differences without admitting or acknowledging the validity of the position taken by the other parties in the course of the litigation. Under the terms of the Agreement, the Company paid JarredCherry $10,000 on June 28, 2005, and will pay $10,000 per month for eight consecutive months commencing 30 days from the date of the Agreement, as full and final settlement of the disputes. This amount has been accrued on the Company’s balance sheet as of June 30, 2005. The complaint filed by the Plaintiffs has since been dismissed.

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

8.  SEGMENT REPORTING

The Company has two reportable operating segments: The Tube and AGU Music. AGU Studios operations have been discontinued and are being reported as discontinued operations (see Note 9) . The Tube airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. When fully operational, the Company expects that The Tube will generate revenues by selling advertising time and through direct sales of music related to the content broadcasted on the network. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions. AGU Studios was originally conceived as a comprehensive media entertainment center, which will offer film, television and music production facilities, sound stages for recording, and executive offices for AGU’s operations and other entertainment industry organizations. However the Company’s continued liquidity problem requires the Company to reevaluate the feasibility of developing this business as originally planned. No final decisions have been made and the Company is currently evaluating various alternatives for AGU Studios and the Lauderdale Property. Each segment is separately managed and is evaluated by the Company’s chief operating decision makers for the purpose of allocating the Company’s resources. The Company also has a corporate headquarters function, which does not meet the criteria of a reportable operating segment.

The table below presents information about reportable segments for the three and six months ending June 30, 2005 and 2004.

	Three Months		Six Months
	2005	2004	2005	2004
Revenues
AGU Music	$70,154	$15,000	$176,081	$15,000
Discontinued Operations	37,325	-	81,901	-
The Tube	-	-	-	-
Consolidated revenues	$107,479	$15,000	$257,982	$15,000
Operating loss
AGU Music	$(426,139)	$(637,239)	$(407,380)	$(952,580)
The Tube	(1,083,431)	(482,774)	(1,894,672)	(776,036)
Segment loss	(1,509,570)	(1,120,013)	(2,302,052)	(1,728,616)
Corporate	(2,306,878)	(405,360)	(4,287,825)	(682,124)
Discontinued operations	(139,80)	--	(323,318)	--
Consolidated operating loss	$(3,956,128)	$(1,525,373)	$(6,913,195)	$(2,410,740)

The table below reconciles the measurement of segment profit shown in the previous table to the Company’s consolidated income before taxes:

	Three Months		Six Months
	2005	2004	2005	2004

Total segment loss	$(1,509,570)	$(1,120,013)	$(2,302,052)	$(1,728,616)
Operating loss — corporate	(2,306,878)	(405,360)	(4,287,825)	(682,124)
Loss from discontinued operations	(139,680)	-	(323,318)	-
Interest expense	(1,533,408)	(32,640)	(2,821,093)	(45,154)
Loss before income tax	$(5,489,536)	$(1,558,013)	$(9,734,288)	$(2,455,894)

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

The following table illustrates the reporting of the discontinued operations for the three months ended June 30, 2005 and the three months ended June 30, 2004.

	Three Month
	June 30, 2005	June 30, 2004

Loss from continuing operations	$(3,042,978)	$(1,152,653)

Discontinued operations:
Loss from operations of discontinued AGU Studios	(139,680)	-

Corporate	(2,306,878)	(405,360)

Net operating loss	$(5,489,536)	$(1,558,013)

10.  RELATED PARTY TRANSACTIONS

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

Accounts payable to related parties at June 30, 2005 totaled approximately $162,000. Included in this amount was $7,800 in director’s fees due to a certain director and a $2,500 director’s fee payable to a second director.

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

11.  SUBSEQUENT EVENTS

On July 27, 2005, the Company issued a promissory note in the principal amount of $500,000. The Promissory Note accrues interest at an annual rate of 4 1/2%, payable annually, and matures on January 1, 2007. The interest on the Promissory Note is compounded quarterly and at the end of each quarter such interest is added to the principal balance of the Promissory Note. The Company does not have the right to prepay the Promissory Note. The note is convertible along with all outstanding accrued interest, into shares of the Company’s common stock at the conversion price of $2.00 per share. In connection with the promissory note, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

In July and August of 2005, the Company issued convertible promissory notes to two accredited investors in the aggregate principal amount of $110,000. The $110,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 36,667 warrants to purchase the Company’s common stock. The common stock purchase warrants have a two year term and the exercise price is $3.00 per share.

In July and August of 2005, the Company issued 452,696 shares of its common stock as follows:

•	400,000 shares to a certain investor as a price adjustment for prior conversions of debt to equity
•	37,696 shares in exchange for professional services received by the Company
•	5,000 shares as consideration for defaults on promissory notes
•	10,000 shares as compensation to non-employee directors

On August 2, 2005, the Company issued warrants to purchase Company’s common stock as follows:

•	650,000 shares to related parties as consideration for various advances to the Company
•	36,667 shares to convertible noteholders
•	25,000 shares as consideration for defaults on promissory notes
•	10,000 shares in exchange for professional services received by the Company

The Company has not paid the $245,000 plus accrued interest and lender legal fees that was due on August 1, 2005, in accordance with the May 13, letter agreement, nor has it filed a registration statement to register the required securities. The holder of the Mitchell Note issued a default letter on August 2, 2005. On August 11, 2005, and August 17, 2005, the Company entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005; (ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) the Company agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys’ fees in the amount of $1,000 and any further costs of collection (the “September Payment”); (iv) the Company agreed to pay the holder, up to the September Payment, any monies it receives upon the consummation of the terms of a non-binding letter of intent relating to the sale of the Lauderdale Property; (v) the lender agreed to extend the filing date and effective date of the registration statement to December 31, 2005 and March 31, 2006, respectively; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder.

Effective August 1, 2005 the Company entered into a Technical Services and Support Agreement which requires a monthly payment of $22,000 and $18,000, respectively.

12.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial condition and operating results, specifically a working capital deficiency of approximately $11.4 million and accumulated deficit of approximately $16.4 million at June 30, 2005, negative cash flow from operations of approximately $2.3 million as well as a net loss of approximately $9.7 million for the six months ending June 30, 2005 and de minimus cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company’s existence is dependent on Management’s ability to develop profitable operations and resolve the Company’s liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company’s television network, recorded music business and the potential sale of certain assets.

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

In the late 1990’s, broadcasters throughout the country were granted portions of the airwaves at no cost with the understanding that they would provide free digital signals as part of the U.S. government’s desire for high definition television. However, due to improvements in digital signal compression, the bandwidth required to broadcast digital television was substantially reduced, leaving broadcasters with excess bandwidth to use at their discretion. As a result, there are currently a number of media companies that have the ability to offer a digital quality picture over the air directly to consumers and indirectly through the cable and satellite operators’ digital box using surplus bandwidth from local broadcasters. These media outlets can offer additional channels to broadcast local news, sports, weather or other specialty services like The Tube. This new broadcasting concept is referred to as “multicasting.” In April of 2005, we signed an agreement with Raycom Media, Inc. (“Raycom”), which will enable consumers in all of the markets served by Raycom to receive The Tube with digital cable service or with television sets that are enabled with digital tuners. Raycom owns and operates 39 television stations in 20 states, which cover over 10% of United States television households. We are currently in negotiations with several other broadcasters with multicasting capabilities, and expect to eventually leverage this market penetration into households served by larger cable and satellite systems. There can be no assurance as to whether or when these negotiations will result in additional definitive agreements. We expect that The Tube will earn revenues through advertising sales and through e-commerce with respect to music and related products that will be seen by consumers on The Tube.

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

It was originally anticipated that within three years the rental income from the office space and production facilities would be sufficient to cover substantially all of the operating expenses of the studio, which would allow us to use the soundstages and production studio to develop new music and film projects without requiring significant cash outlays. To date, we have not entered into any leases or any other material contractual commitments with respect to the usage of this facility. The Company’s expectation was that revenue would be generated by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. A limited amount of production activity did take place on the Lauderdale Property in 2004 and in the first six months of 2005, and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., a Florida Corporation, under which our studio development and production activities would take place. However due to the Company’s continuing liquidity problems (see Liquidity and Capital Resources),the Company decided to discontinue AGU Studios and sell the Lauderdale Property.

Because of the start up nature of our business throughout most of 2004, our results of operations and cash flows in the first quarter of 2005 are not comparable to the same period of a year ago.

Restatement

We restated our previously issued, June 30, 2005 condensed consolidated financial statements for matters related to the following previously reported items: discontinued operations, the issuance of stock to a former director in connection with an employment agreement and the issuance of stock in connection with a settlement of a dispute.

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

Our financial condition and operating results, specifically a working capital deficit of approximately $11.4 million, an accumulated deficit of approximately $16.4 million and de minimus cash on hand as of June 30, 2005, as well as a net loss of approximately $9.7 million for the six months ending June 30, 2005 raise substantial doubt about our ability to continue to operate as a going concern.

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

We have not paid the $245,000 plus accrued interest and lender legal fees that was due on August 1, 2005, in accordance with the May 13, letter agreement, nor have we filed a registration statement to register the required securities. The holder of the Mitchell Note issued a default letter on August 2, 2005. On August 11, 2005, we entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005; (ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) we agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys’ fees in the amount of $1000 and any further costs of collection (the “September Payment”); (iv) we agreed to pay the holder, up to the September Payment, any monies we receive upon the consummation of the terms of a non-binding letter of intent relating to the sale of the Lauderdale Property; (v) the lender agreed to extend the filing date for the registration statement to September 1, 2005; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of our common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder. On August 3, 2005, the holder of the first mortgage note on this property issued a default letter to us pursuant to the cross default provision of the note, which was triggered by the Company’s default on the Mitchell Note. On August 19, 2005, the holder of the first mortgage note issued a letter acknowledging the cure of the Mitchell Note and accepting the cure under the first mortgage note.

On March 3, 2004, our AGU Music subsidiary entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. (“PMG”) whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP (“ARK21”). In exchange for the rights to the Distribution Agreement and certain assets of PMG, AGU Music assumed the obligation to repay $350,000 of notes payable to certain principals of PMG (the “ARK 21 Notes”). The Company has guaranteed the payment of the ARK 21 notes, which have an annual interest rate of 8% and mature on May 1, 2007. Allen Jacobi, the former President of AGU Music, is an owner and controlling stockholder of PMG. Approximately $19,000 of these notes was paid in 2004 and the outstanding balance as of March 31, 2005 is approximately $331,000. The terms of these notes require monthly payments of principal and interest. We have not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, we entered into a settlement agreement with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 Notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes have a beginning principal balance of $345,806 and require, in addition to the monthly payment of approximately $8,500, the repayment of principal in the amount of $50,000 for every $1,000,000 in equity capital raised by us. In addition, upon the our closing of a capital raising of at least $250,000, we must pay all the principal and interest due under the original notes for the period January through April, 2005 in the amount of approximately $36,000. We also agreed to issue 500,000 restricted shares of the Company’s common stock to the holders of the ARK 21 Notes. We have not made any of the required payments under the settlement agreement and received a default letter on August 1, 2005 demanding immediate repayment of all amounts due under the ARK 21 Notes and related settlement agreement. We currently do not have the financial resources to repay these notes without completing an additional financing, reducing expenses, selling assets or extending the maturity of the ARK 21 Notes. In addition, defaults under the ARK 21 Notes cause a default, pursuant to the cross default provision, of the first mortgage note of the Lauderdale Property. To date, the holder of the first mortgage has not issued a default notice relating to our default on the ARK21 Notes.

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

Cash used in operations for the first six months of 2005 was $2,221,000, which was primarily the result of our operating loss of $5,490,000, partially offset by increases to accounts payable and accrued expenses and the issuance of common stock in exchange for services. Cash used in operations in 2004 was $1,981,000. We expect to continue to generate negative cash flows from operations until such time as we can gain national distribution for, and generate significant advertising revenues from, The Tube. No assurances can be given as to when or if we will be able to develop profitable operations.

Cash used in investing activities in the six months of 2005 amounted to $166,000, as compared to $233,000 in 2004. The decrease was primarily due to a $51,000 investment for certain intangible assets for The Tube in 2004, and severe liquidity restraints, which have limited our capital expenditures in 2005. Capital expenditures for the remainder of 2005 will depend largely upon our ability to raise additional capital; however, our business plan currently assumes approximately $1 million of capital expenditures over the next twelve months.

We received cash from financing activities in the first six months of 2005 in the amount of $1,618,000, as compared to $2,078,000 in the same period of a year ago. The decrease was due to fewer issuances of convertible notes in 2005.

We have experienced liquidity issues since our inception due primarily to our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes and common stock to fund our operations and repay our outstanding debt for the foreseeable future. At June 30, 2005, we had approximately $13.5 million of debt outstanding, approximately $8.2 million of which is due at various dates in 2005 or in default. We currently do not have the financial resources to repay any of these or any of the aforementioned obligations without completing an additional financing. We also currently do not have funds available for working capital requirements beyond August, 2005. On July 27, 2005, we issued a promissory note in the principal amount of $500,000. The Promissory Note accrues interest at an annual rate of 4 1/2%, payable annually, and matures on January 1, 2007. The interest on the Promissory Note is compounded quarterly and at the end of each quarter such interest is added to the principal balance of the Promissory Note. The note is convertible, along with all outstanding accrued interest, into shares of the Company’s common stock at the conversion price of $2.00 per share. The proceeds from this note were used for general corporate purposes, primarily working capital. There can be no assurance that we will be successful in obtaining additional funds necessary to finance our operations or repay debt.

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

Results of Operations for the Three Months ending June 30, 2005 and 2004

Revenues from continuing operations were approximately $70,000 for the three months ended June 30, 2005 and $15,000 in the three months ended June 30, 2004 and were related to recorded music shipments by AGU Music. Approximately $37,000 of revenues were generated by the discontinued operations of AGU Studios. AGU Music had gross profit of $63,000 and the gross profit from discontinued operations was $31,000 during the period.

Operating expenses from continuing operations were $3,880,000 and $1,540,000 in the three months ended June 30, 2005 and 2004, respectively, the majority of which was general and administrative expenses. Included in this amount is $1,180,000 of expense in connection with the issuance of common stock in the settlement of a dispute. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering.

Our operating loss from discontinued operations for the three months ended June 30, 2005 was $140,000 compared to the operating loss of $0 for the three months ended June 30, 2004.

Interest expense in 2005 was $1,533,000, as compared to $33,000 in 2004, and includes $1,169,000 for the reduction of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense was the result of increased indebtedness in 2005.

We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we increased our valuation allowance for the net deferred tax asset that existed at December 31, 2004 so that no net tax benefit was recorded in 2005.

Our net loss for the quarter ended June 30, 2005 was $5,490,000 compared to $1,558,000 for the same period in the prior year.

Results of Operations for the Six Months ending June 30, 2005 and 2004

Revenues from continuing operations were $176,000 for the six months ended June 30, 2005 and $15,000 for the six months ended June 30, 2004 and were related to recorded music shipments by AGU Music. Revenues generated from the discontinued operations of AGU Studios were approximately $82,000. AGU Music had gross profit of $147,000 and the gross profit from discontinued operations of AGU Studios was $61,000 during the period.

Operating expenses from continuing operations were $6,737,000 and $2,426,000 for the six months ended June 30, 2005 and 2004 respectively, the majority of which was general and administrative expenses. Included in this amount is $1,048,000 of compensation expense in connection to the issuance of common stock to a director relative to his employment contract and $1,180,000 of expense in connection with the issuance of common stock as settlement to a dispute. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering.

Our operating loss from discontinued operations for the six months ended June 30, 2005 was $323,000 compared to an operating loss of $0 for the three months ended June 30, 2004.

Interest expense for the six months ended June 30, 2005 was $2,821,000, compared to $45,000 for the six months ended June 30, 2004, and includes $2,367,000 for the reduction of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense is the result of increased indebtedness in 2005.

We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we increased our valuation allowance for the net deferred tax asset that existed at December 31, 2004 so that no net tax benefit was recorded in 2005.

Our net loss for the six month period ended June 30, 2005 was $9,734,000, as compared to $2,456,000 in the prior year.

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

ITEM 3.   CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, previously evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to and during the period when our periodic reports are being prepared. Subsequent to the original evaluation and in connection with the preparation of the Company’s Form 10-KSB for the year ended December 31, 2005, the Company recognized an error in the accounting treatment for the issuance of stock to a director pursuant to an employment agreement and the issuance of stock in settlement of a dispute and that the Company should have reported the operations of AGU Studios as discontinued operations. At that time, the Company determined that it should restate the financial results to correct the accounting treatment of the issuance of stock, the issuance of stock in settlement of a dispute and also reflect discontinued operations. The Company’s disclosure controls and procedures did not detect on a timely basis the additional expense in connection with the issuance of common stock or that the operations of AGU Studios should have been reported as discontinued operations. The methodology for accounting for the issuance of such stock and the reporting of the operations of AGU Studios as discontinued operations were corrected subsequent to the initial filing of the Form 10-QSB for the period covered by this report. As a result of this restatement as discussed further in Note 1 and Note 9 to the condensed consolidated financial statements, the Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon this re-evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in reaching a reasonable level of assurance that management is timely alerted to material information related to and during the period when our periodic reports are being prepared.

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

PART ll  OTHER INFORMATION

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
2.1
Share Exchange Agreement, dated March 15, 2004, between the stockholders of Pyramid Music Corp., Pyramid Music Corp. and Lexington Barron Technologies, Inc. (Incorporated by reference to the Registrants Form 8K filed April 21, 2004, as amended)

2.2
Agreement and Plan of Merger, dated as of September 30, 2004, by and between AGU Entertainment Corp., a Colorado corporation, and AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 10QSB filed November 12, 2004)

3.1	Certificate of Incorporation of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 10-QSB filed November 12, 2004)
3.2	Bylaws of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 10-QSB filed November 12, 2004)
3.4	Specimen certificate of the common stock of AGU Entertainment Corp., a Delaware company (incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2, File No. 333-86244).
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
4.5
Promissory Note issued by AGU Entertainment Corp. to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant’s Form 10-KSB filed March 31, 2005)

4.6	Common Stock Purchase Warrant of AGU Entertainment Corp. issued to Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed August 2, 2004)

Number	Title
4.7	Promissory Note issued by AGU Entertainment Corp. to Robert Jaffee (incorporated by reference to the Registrant’s Form 8-K filed August 2, 2005).
4.8	Warrant to purchase up to 400,000 shares of common stock of AGU Entertainment Corp. issued to Robert Jaffee (incorporated by reference to the Registrant’s Form 8-K filed August 2, 2005).
10.1	Letter Agreement regarding $145,000 Protective Advance, dated April 14, 2005 (incorporated herein by reference to the Registrant’s Form 8-K filed April 20, 2005)
10.2	Letter, dated April 22, 2005 from Elizabeth Buntrock (incorporated herein by reference to the Registrant’s Form 8-K/A filed April 28, 2005)
10.3
Settlement and Mutual Release Agreement, effective April 15, 2005, by and among AgU Entertainment Corp. and each of its subsidiaries, and Ned Siegel, Neil Strum and Strum Brothers Investment, LLC. (incorporated herein by reference to the Registrant’s Form 8-K filed May 11, 2005)

10.4
Charter Affiliate Affiliation Agreement dated as of April 15, 2005, by and between The Tube Music Network, Inc. and Raycom Media, Inc. (incorporated herein by reference to the Registrant’s Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

10.5
Technical Services Agreement, dated as of December 1, 2004, by and between The Tube Music Network, Inc. and Skyport Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

10.6
Loan Agreement dated July 25, 2005, David Levy, Les Garland, Victoria Levy, Marc Gelberg, Greg Catinella and John W. Poling (incorporated herein by reference to the Registrant’s Form 8-K filed August 2, 2004).

10.7
Confidential Settlement Agreement, dated June 20, 2005, between AGU Entertainment Corp., and Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC (incorporated by reference to the Registrant’s Form 8-K filed July 8, 2005).

10.8*	Letter Agreement, dated August 11, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of maturity date.
10.9*	Letter Agreement, dated August 17, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of due date for filing of registration statement.
31.1
Certification of David C. Levy, Chief Executive Officer of the Company, dated July 20, 2006, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

Number	Title
31.2
Certification of Celestin Spoden, Chief Financial Officer of the Company, dated July 20, 2006, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of David C. Levy, Chief Executive Officer of the Company, and Celestine F. Spoden, Chief Financial Officer of the Company, dated July 20, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________________

*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 20, 2006	/s/ Celestine F. Spoden
Name: Celestin F. Spoden Title: Chief Financial Officer

Number	Title
2.1
Share Exchange Agreement, dated March 15, 2004, between the stockholders of Pyramid Music Corp., Pyramid Music Corp. and Lexington Barron Technologies, Inc. (Incorporated by reference to the Registrants Form 8K filed April 21, 2004, as amended)

2.2
Agreement and Plan of Merger, dated as of September 30, 2004, by and between AGU Entertainment Corp., a Colorado corporation, and AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 10QSB filed November 12, 2004)

3.1	Certificate of Incorporation of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 10-QSB filed November 12, 2004)
3.2	Bylaws of AGU Entertainment Corp., a Delaware corporation (incorporated herein by reference to the Registrant’s Form 10-QSB filed November 12, 2004)
3.4	Specimen certificate of the common stock of AGU Entertainment Corp., a Delaware company (incorporated herein by reference to the Registrant’s Registration Statement on Form SB-2, File No. 333-86244).
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
4.5
Promissory Note issued by AGU Entertainment Corp. to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant’s Form 10-KSB filed March 31, 2005)

4.6	Common Stock Purchase Warrant of AGU Entertainment Corp. issued to Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed August 2, 2004)

Number	Title
4.7	Promissory Note issued by AGU Entertainment Corp. to Robert Jaffee (incorporated by reference to the Registrant’s Form 8-K filed August 2, 2005).
4.8	Warrant to purchase up to 400,000 shares of common stock of AGU Entertainment Corp. issued to Robert Jaffee (incorporated by reference to the Registrant’s Form 8-K filed August 2, 2005).
10.1	Letter Agreement regarding $145,000 Protective Advance, dated April 14, 2005 (incorporated herein by reference to the Registrant’s Form 8-K filed April 20, 2005)
10.2	Letter, dated April 22, 2005 from Elizabeth Buntrock (incorporated herein by reference to the Registrant’s Form 8-K/A filed April 28, 2005)
10.3
Settlement and Mutual Release Agreement, effective April 15, 2005, by and among AgU Entertainment Corp. and each of its subsidiaries, and Ned Siegel, Neil Strum and Strum Brothers Investment, LLC. (incorporated herein by reference to the Registrant’s Form 8-K filed May 11, 2005)

10.4
Charter Affiliate Affiliation Agreement dated as of April 15, 2005, by and between The Tube Music Network, Inc. and Raycom Media, Inc. (incorporated herein by reference to the Registrant’s Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

10.5
Technical Services Agreement, dated as of December 1, 2004, by and between The Tube Music Network, Inc. and Skyport Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K/A filed May 23, 2005) (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC)

10.6
Loan Agreement dated July 25, 2005, David Levy, Les Garland, Victoria Levy, Marc Gelberg, Greg Catinella and John W. Poling (incorporated herein by reference to the Registrant’s Form 8-K filed August 2, 2004).

10.7
Confidential Settlement Agreement, dated June 20, 2005, between AGU Entertainment Corp., and Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC (incorporated by reference to the Registrant’s Form 8-K filed July 8, 2005).

10.8*	Letter Agreement, dated August 11, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of maturity date.
10.9*	Letter Agreement, dated August 17, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of due date for filing of registration statement.
31.1
Certification of David C. Levy, Chief Executive Officer of the Company, dated July 20, 2006, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

Number	Title
31.2
Certification of Celestin Spoden, Chief Financial Officer of the Company, dated July 20, 2006, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of David C. Levy, Chief Executive Officer of the Company, and Celestine F. Spoden, Chief Financial Officer of the Company, dated July 20, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________________________

*Previously filed.