Form 10QSB
period 2006-06-30
Tube Media Corp.
filed 2006-08-14
CIK 1168932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(954) 714-8100
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐  No ☒

The number of shares of the issuer's common stock, par value $0.0001 per share, outstanding as of August 8, 2006 was 33,578,550

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒
,

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

Item 1. Financial Statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
	Unaudited
Assets
Current Assets:
Cash	$132,673	$346,998
Accounts receivable, net of allowance for doubtful accounts of $195,239 and $195,703, respectively	407,594	408,822
Prepaid expenses	92,628	367,264
Total current assets	632,895	1,123,084

Property and equipment, net of accumulated
depreciation of $407,275 and $296,876, respectively	584,295	437,853
Property and equipment from discontinued operations
net of accumulated depreciation of $7,900	-	28,100
Intangibles, net of amortization	8,430,518	1,077,161
Other assets	97,801	50,480
Total assets	$9,745,509	$2,716,678

Liabilities and Shareholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable	$2,712,884	$794,336
Accounts payable - related parties	20,115	154,708
Notes payable, related parties	1,037,626	1,241,010
Notes payable	431,000	707,818
Convertible notes payable	2,461,225	850,000
Capital leases and equipment note payable	741	24,264
Accrued expenses	1,822,437	1,418,774
Other current liabilities	6,852	6,852
Total current liabilities	8,492,880	5,197,762

Capital leases and equipment note payable - long term portion	136	25,319
Notes payable	150,000	275,000
Convertible notes payable - net of unamortized discounts	756,453	375,408
Embedded derivatives at fair value	129,637	-
Other long term liabilities	55,436	-
Total liabilities	9,584,542	5,873,489
COMMITMENTS AND CONTIGENCIES

Shareholders’ equity (deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized,
29,351,220 and 26,046,711 shares issued and outstanding	2,935	2,604
Additional paid-in capital	25,212,728	17,762,512
Accumulated deficit	(25,054,696)	(20,921,927)
Total shareholders' equity (deficiency)	160,967	(3,156,811)

Total liabilities and shareholders' equity (deficiency)	$9,745,509	$2,716,678

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months		Six Months
	2006	2005	2006	2005

Net revenues	$-	$70,154	$-	$176,081
Cost of sales and services performed	-	6,636	-	29,375
Gross profit	-	63,518	-	146,706

Operating Expenses
Legal and professional fees	558,296	318,339	1,047,214	592,009
Promotion and advertising	76,792	37,333	234,740	108,864
Depreciation and amortization	382,214	112,447	546,942	177,574
Other general and administrative costs	1,696,938	3,411,847	2,819,071	5,858,136

Total operating expenses	2,714,240	3,879,966	4,647,967	6,736,583

Operating loss	(2,714,240)	(3,816,448)	(4,647,967)	(6,589,877)
Interest expense	(584,709)	(1,533,408)	(1,238,305)	(2,821,093)
Gain on fair value adjustment to embedded derivatives	1,743,247	-	1,743,247	-
Other income	-	-	10,506	-

Loss from continuing operations	(1,555,702)	(5,349,856)	(4,132,519)	(9,410,970)

Loss from discontinued operations	(250)	(139,680)	(250)	(323,318)
Net loss	$(1,555,952)	$(5,489,536)	$(4,132,769)	$(9,734,288)

Loss per common share from continuing operations	$(0.06)	$(0.22)	$(0.15)	$(0.39)
Loss per common share from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net loss per common share	$(0.06)	$(0.22)	$(0.15)	$(0.40)
Weighted average common shares outstanding -
Basic and diluted	27,500,263	24,608,150	26,919,970	24,166,866

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficiency)
For the Six Months Ended June 30, 2006
  (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2005	26,046,711	$2,604	$17,762,512	$(20,921,927)	$(3,156,811)

Issuance of shares of common stock for services	135,419	14	209,885	-	209,899
Issuance of warrants to purchase common stock in
connection the issuance of convertible debt	-	-	171,400	-	171,400
Beneficial conversion feature from issuance of convertible debt	-	-	190,840	-	190,840
Issuance of shares of common stock in connection
with contract rights agreements for network broadcasting	1,100,000	110	2,409,890	-	2,410,000
Issuance of warrants to purchase common stock in
connection with contract rights agreements for network broadcasting	-	-	1,435,530	-	1,435,530
Issuance of shares of common stock to directors for services	5,000	-	7,750	-	7,750
Issuance of shares of common stock to pay accrued interest	5,711	1	11,420	-	11,421
Issuance of shares of common stock for interest in
connection with the conversion of a convertible note	18,420	2	35,365	-	35,367
Issuance of shares of common stock in connection
with contract rights agreements for network broadcasting	2,039,959	204	2,978,136	-	2,978,340
Net loss	-	-	-	(4,132,769)	(4,132,769)
Balances at June 30, 2006	29,351,220	$2,935	$25,212,728	$(25,054,696)	$160,967

 See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net loss from continuing operations	$(4,132,519)	$(9,410,970)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	546,942	177,574
Common stock issued for financing expenses	-	145,151
Common stock issued as payment for services	217,649	778,670
Common stock issued for services and compensation	-	1,047,840
Common stock issued as settlement expense	-	1,180,000
Common stock issued to pay interest	35,367	-
Amortization of deferred financing fees	-	36,710
Interest expense accreted on embedded derivatives	179,591	-
Gain on fair value adjustment to embedded derivatives	(1,743,247)	-
Loss from discontinued operations, less depreciation	(250)	(260,608)
Decrease in accounts receivable	1,228	75,973
Decrease in prepaid expenses and other assets	227,315	89,169
Increase in accounts payable and accrued liabilities	1,251,279	1,587,937
(Decrease) in other liabilities	-	(30,113)
Decrease in discount on notes payable	749,274	2,330,481
Net cash used in operating activities	(2,667,371)	(2,252,186)
Cash flows from investing activities:
Disbursements for property and equipment	(231,106)	(135,652)
Net cash used in investing activities	(231,106)	(135,652)
Cash flows from financing activities:
Payment of equipment note and on capital leases	(48,706)	(6,674)
Payment of notes payable	(125,000)	(5,968)
Proceeds from notes payable to related parties	250,800	445,279
Payment of notes payable to related parties	(352,942)	-
Proceeds from other notes payable	3,760,000	1,185,000
Payment of other notes payable	(800,000)	-
Net cash provided by financing activities	2,684,152	1,617,637
Net (decrease) in cash	(214,325)	(770,201)
Cash, beginning of period	346,998	771,533
Cash, end of period	$132,673	$1,332
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$201,914
Non-cash financing activities:
Common stock issued as payment for services	$209,899	$1,250,670
Common stock issued as settlement expense	$-	$1,180,000
Common stock issued as compensation to a director	$7,750	$1,047,840
Conversion of liabilities to common stock	$11,421	$337,500
Equipment acquired through issuance of common stock	$-	$244,500
Common stock ussed for financing expenses	$-	$337,500
Common stock issued in connection with affiliation agreements	$5,388,340	$145,151
Warrants issued in connection with affiliation agreements	$1,435,530	$-

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

The Tube Media Corp. was initially incorporated as Lexington Barron Technologies, Inc. in the State of Colorado on August 23, 2000 for the purpose of addressing the specific needs of small businesses and start-up organizations by providing a broad range of consulting and advisory services ranging from market research and analysis to business plans and systems development to financial consulting. References to the Company mean The Tube Media Corp. and its subsidiaries (the “Company”) unless otherwise indicated. In early 2004, the Company’s former management determined that the business model was not progressing and that the Company should either merge with or acquire an operating company with an operating history and assets.

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

In July of 2004, the Company dissolved PMC, and The Tube and PRI became direct, wholly-owned subsidiaries of AGU Entertainment Corp. On October 20, 2004, the Company’s shareholders approved the reincorporation of the Company in the State of Delaware through a merger of the Company into a wholly-owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in the Company becoming a Delaware corporation, effective as of October 21, 2004, and did not result in any change in the Company’s name, headquarters, business, jobs, management, location or any of the Company’s offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities or net worth.

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

The Tube is a 24-hour per day broadcast digital television network that delivers high quality music video, audio, and e-commerce to digital viewers nationally. Its national launch is taking place in the second and third quarters of 2006. The Tube can currently be seen in a limited number of households in various parts of the United States. AGU Music was formed to produce both studio albums and DVD concerts.

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

The accompanying financial statements reflect the results of the operations of the Company for the three and six months ended June 30, 2006 and the results of the Company for the three and six months ended June 30, 2005 (restated).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of The Tube Media Corp. and its subsidiaries. All significant intercompany transactions have been eliminated.

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

Restatement

The Company restated its previously issued, June 30, 2005 condensed consolidated financial statements for matters related to the following previously reported items: reclassification of discontinued operations, the issuance of stock to a former director in connection with an employment agreement and the issuance of stock in connection with the settlement of dispute. The restatement of the previously issued, June 30, 2005 condensed consolidated financial statements was filed with the Securities and Exchange Commission on July 9, 2006.

The following is a summary of the restatements for the three months ended June 30, 2005:

Loss from continuing operations as originally reported at June 30, 2005	$(4,309,536)

Less:

Additional expense in connection with the settlement of a dispute	(1,180,000)

Reclassification of loss attributable to discontinued operations	(139,680)

Loss from continuing operations at June 30, 2005 as restated	$(5,349,856)

Loss from Discontinued operations	$(139,680)

The following is a summary of the restatements for the six months ended June 30, 2005:

Loss from continuing operations as originally reported at June 30, 2005	$(7,506,448)

Less:

Additional compensation expense recorded in connection with the Issuance of common stock	(1,047,840)

Additional expense in connection with the settlement of a dispute	(1,180,000)

Reclassification of loss attributable to discontinued operations	323,318

Loss from continuing operations at June 30, 2005 as restated	$(9,410,970)

Loss from Discontinued operations	$(323,318)

Certain amounts from the prior year have been reclassified to conform to current period presentation.

Loss per Share

Basic income or (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three and six months ended June 30, 2006 and 2005 because the effect of the additional shares which would be issued, assuming conversion of the convertible notes and common stock purchase warrants, are anti-dilutive for the aforementioned periods. The aggregate amount of securities that could potentially dilute earnings per share in future periods, at June 30, 2006 was 20,790,506.

Stock Based Compensation

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

As of June 30, 2006, the Company has not granted stock options to purchase shares of its common stock under its 2004 Stock Option Plan, or for employee services. Accordingly, the Company’s Condensed Consolidated Financial Statements do not include any stock based compensation expense for the three and six months ended June, 2006, and no proforma information for June 30, 2005 is required, nor does the Company have any unvested deferred compensation that must be amortized over any vesting periods.

2. INTANGIBLES

Intangible assets at June 30, 2006 were as follows:

	Value at Acquisition	Accumulated Amortization	Balance at June 30, 2006
Distribution agreement	$350,000	$(262,400)	$87,600
Contract rights	8,231,715	(286,652)	7,945,063
Other intangibles	651,035	(253,180)	397,855
Total intangibles	$9,232,750	$(802,232)	$8,430,518

The distribution agreement is being amortized on a straight line basis over a period of three years. Contract rights, which were acquired in April 2005 and March 2006 for common stock and warrants to purchase the Company’s common stock, to broadcast The Tube in certain markets, are being amortized over the initial lives of the agreements, which are five year periods beginning in July 2005 and April 2006. On June 21, 2006, the Company issued 2,039,959 shares of common stock pursuant to an Agreement (see Note 5) for the launching of The Tube into various markets. These shares were valued at $1.46 per share, which was the closing price for the common stock on June 21, 2006, and recorded as intangible assets. Under the terms of an amended distribution agreement with Ark 21 Records, LP, the Company agreed to pay cash and shares of common stock for contract rights, which are being amortized on a straight line basis over a period of three years. Other intangibles pertain to costs to develop network logos, graphic templates and on-air interstitials for The Tube. Amortization expense for the three months ended June 30, 2006 and June 30, 2005 was $299,305 and $65,269, respectively. Amortization expense for the six months ended June 30, 2006 and June 30, 2005 was $406,358 and $94,369, respectively. Aggregate amortization expense over the next five years is expected to be as follows:

For the year ending December 31:
2006	$1,412,110
2007	1,923,905
2008	1,750,031
2009	1,677,694
2010	1,630,494

3. NOTES PAYABLE

Convertible Notes

Convertible notes payable consist of the following at June 30, 2006:

Convertible notes	$5,553,150
Less: current portion	(2,461,225)
Less: Discount on convertible notes payable	(642,179)
Less: Value assigned to derivatives	(1,693,293)
Convertible notes payable, long term portion, net of discounts	$756,453

During the first quarter of 2006, the Company issued additional convertible promissory notes to various accredited investors in the aggregate principal amount of $510,000. These convertible promissory notes pay interest at 10% and are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price ranging from $2.50 to $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders warrants to purchase an aggregate of 184,000 shares of the Company’s common stock. The common stock purchase warrants have two year terms and an exercise price ranging from $2.50 to $3.00 per share. The Company estimated the fair value of each warrant at the date of grant by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 50%, risk-free interest rate of 4.5%, and an expected life from two to ten years. The aggregate value of the warrants issued in the first quarter of 2006, in connection with convertible promissory notes, was $171,400 and this amount was recorded as a discount of the notes payable with an offset to paid in capital. Accordingly, as the effective conversion price of the notes was less than the fair price at the date of issuance, a beneficial conversion feature of $190,840 was determined and recorded as a discount to notes payable with an offset to paid in capital.

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

Upon the occurrence of an event of default, the 7% Notes will bear interest at the rate of 12% per annum and all unpaid principal and interest accrued under the 7% Notes shall become (1) immediately due and payable upon the election of the holder, with respect to the events in (i) through (iv) and (vi) through (vii) below; and (2) automatically due and payable, with respect to the event in (v) below. An event of default under the 7% Notes occurs upon (i) the Company’s failure to timely pay principal due under the 7% Notes; (ii) the Company’s failure to timely pay interest due under the 7% Notes and such failure continues for more than five days; (iii) the Company’s and its subsidiaries’ failure to make a required payment or payments of indebtedness of $500,000 or more in aggregate principal amount and such failure continues for more than 20 days; (iv) an acceleration of the stated maturity date of any indebtedness of the Company or its subsidiaries of $500,000 or more in aggregate principal amount, which acceleration is not rescinded within 20 days; (v) the Company’s assignment for the benefit of creditors or admission in writing of its inability to pay its debts generally as they become due, or the voluntary or involuntary bankruptcy of the Company; (vi) the rendering of a final judgment that exceeds $500,000 in the aggregate against the Company or its subsidiaries, which is not discharged within 60 days; (vii) proof that any representation of material fact made in any of the transaction documents or furnished to the holder by the Company was false in any material respect; and (viii) the Company’s failure to observe or perform in any material respect certain covenants in the transaction documents.

The 7% Notes are secured by shares of common stock pledged by David Levy, President of the Company, pursuant to the terms of a stock pledge agreement.

Under the Registration Rights Agreement, on or prior to the 60th calendar day after the closing of the Private Placement, the Company is obligated to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the registrable securities, which includes (i) 150% of the shares of common stock issuable upon the conversion of the 7% Notes; (ii) 150% of the shares of common stock issuable as payment of interest on the 7% Notes; (iii) 150% of the shares of common stock issuable upon the exercise of the Warrants. The Company was required to use reasonable efforts to cause the registration statement to be declared effective by the SEC the earlier of (i) the 120th day following the closing of the Private Placement and (ii) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review. The Company filed a registration statement with the SEC on June 21, 2006. The registration statement was declared effective by the SEC on August 8, 2006. The Company is also obligated to use commercially reasonable efforts to keep such registration statement continuously effective until all registrable securities covered by such registration statement have been sold or may be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended. If (i) the registration statement is not filed by the required filing date; (ii) the registration statement is not declared effective by the SEC by the required effectiveness date; or (iii) after its effective date, the registration statement ceases for any reason to be effective or available to holders of all registrable securities for more than 20 consecutive trading days or an aggregate of 50 trading days (each, an “Event”), then (i) on the date of such Event, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement; and (ii) on each monthly anniversary of such an Event, until the Event is cured, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement. If the Company fails to pay any damages pursuant to an Event in full within ten days after its due date, the Company will pay interest thereon equal to 10% per annum. The maximum amount payable to any holder shall not exceed 12% of the aggregate subscription amount paid by such holder in the Private Placement. We will pay the holders of the 7% Notes an aggregate of $24,500 in penalty for the registration statement not becoming effective within the period set forth in the purchase agreement.

The Warrants may be exercised for common stock on or before April 21, 2011. The Warrants are exercisable for shares of common stock at an exercise price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations, or through a “cashless exercise” provision contained in the Warrants. In addition, if the Company issues or sells any shares of common stock for a price per share that is less than the applicable exercise price of the Warrants, the exercise price of the Warrants will be reduced. The exercise price of the Warrants will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the Warrants. The accounting for the warrants was determined under the guidance of SFAS 133. Accordingly, the warrants, valued at $860,220, are treated as derivatives and classified as a liability on April 21, 2006. The warrants are recorded at a fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the three months ended June 30, 2006 the fair value adjustment resulted in a gain of $730,583 and a reduction of the liability to $129,637 at June 30, 2006.

The beneficial conversion feature relating to the convertible notes is also treated as an embedded derivative valued at $1,012,664 and classified as a liability on April 21, 2006 in accordance with SFAS 133. The conversion feature of the convertible notes is recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the three months ended June 30, 2006 the fair value adjustment resulted in a gain of $1,012,664 and a reduction of the liability to zero at June 30, 2006.

At June 30, 2006, the $2.45 million of April 21, 2006 notes payable are recorded as $756,707 as result of the derivative accounting for the beneficial conversion feature and the warrants. The value of the warrants and the beneficial conversion feature are being accreted to the note payable over the two year term of the notes with charges to interest expense. For the three months ended June 30, 2006 this interest expense was $179,591.

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

No warrants were exercised during the first six months of 2006 and warrants to purchase 10,993,797 shares of common stock were outstanding at June 30, 2006. The unamortized balance of the discount for all notes as of June 30, 2006 was $682,558.

Other Notes Payable

On March 31, 2006, the Company entered into agreements with two individuals (the “Lenders”), pursuant to which the Lenders agreed to loan to the Company, an aggregate amount of $800,000 (the “Bridge Loan”). In connection with the Bridge Loan, the Company issued two promissory Bridge Notes (the “Bridge Notes”), in the aggregate principal amount of $800,000, to the Lenders, both of whom are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan would accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes would be due on March 31, 2007. The payments due under the Bridge Notes would be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company would pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company would pay each Lender the total amount due under each Note. The Bridge loans were repaid on April 21, 2006 from the proceeds of the “Private Placement”.

During the first quarter of 2006, the Company disposed of a Company vehicle and retired the equipment note in the amount of $36,669. The disposal resulted in a gain on disposal of the equipment of $1,005.

Other notes payable at June 30, 2006 are as follows:

Note payable to Dr. Robert A. Kast	$375,000
Note payable to M2 Films	150,000
Note payable for insurance	56,000
Less current portion	(431,000)
Long term Other Notes Payable	$150,000

The Company received promissory notes from, Dr. Robert A. Kast and his family during 2005 in the aggregate amount of $700,000, including the extension of a $150,000 promissory note, which was originally issued in 2004. As of December 31, 2005, $375,000 was unpaid and in default. The $150,000 promissory note originally paid interest at 8% interest, which was increased to 10% until its repayment in 2005. The $700,000 promissory notes pay interest at 6% and were due at various dates in 2005. On April 12, 2006, the due date of the remaining $375,000 promissory notes was extended until such time as the Company raises an additional $2 million of equity or equity related securities in addition to the $2.45 million raised on April 21, 2006. The Company has also issued warrants to Dr. Robert A. Kast to purchase up to 3,128,575 shares of common stock.

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

During the first six months of 2006, the Company received loans in the aggregate amount of $326,800 from three stockholders of the Company, who are related parties, of which $76,000 was repaid as of June 30, 2006, leaving an amount outstanding as of June 30, 2006 of $250,800. On April 3, 2006, the Company repaid a promissory note dated December 9, 2005 to DML Marketing, in the amount of $108,378. The loans, which are considered working capital advances, pay interest at 10% and are due when subsequent financing occurs.

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

In addition, the Company issued 1,100,000 shares of common stock pursuant to charter affiliation agreements. The charter affiliation agreements provide distribution services to air the Tube in certain markets, for five years, which were valued at fair market price and resulted in $2,410,000 being recorded as an intangible asset. Additionally, the Company issued warrants to purchase 1,350,000 shares of common stock of the Company, in connection with the charter affiliation agreements, which were valued at the day of the agreement by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 50%, risk free interest rate of 4.5% and an expected life of ten years. The aggregate value of the warrants was $1,435,530 and the charter affiliation agreements were recorded as an intangible asset. (See Note 5).

During the first three months of 2006, the Company issued 5,711 shares of its common stock for payment of interest in the amount of $11,421, which was accrued in 2005.

During the three months ended June 30, 2006, the Company issued 18,420 shares of its common stock for interest in connection with the conversion of a convertible note payable to common stock.

On June 21, 2006, the Company issued 2,039,959 shares of common stock pursuant to an Agreement (see Note 5) for the launching of The Tube into various markets. These shares were valued at $1.46 per share, which was the closing price for the stock on June 21, 2006, resulting in a value of $2,978,340 which was recorded as an intangible asset (see Note 2).

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

The charter affiliation agreement provides the terms and conditions of broadcasting, as well as the obligations of each of the parties. Pursuant to the terms of the charter affiliation agreement, The Tube will pay a portion of its advertising revenue and a portion of the revenue that it receives from the sale of products on The Tube’s music network to Tribune as compensation, and other compensation as described in the Tribune Letter Agreement.

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

On June 21, 2006, the Company issued 2,039,959 shares of common stock pursuant to an Agreement for the launching of The Tube into various markets. These shares were valued at $1.46 per share, which was the closing price for the stock on June 21, 2006, and recorded as an intangible assets (See Note 2).

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

In an action initiated by Michael Jay Solomon (“Solomon”) on December 12, 2005 against the Company for breach of contract, Solomon asserts that the Company failed to pay him approximately $100,000 in connection with his resignation from the Company, $50,000 of which was alleged to be an agreed upon sum plus $50,000 for asserted reimbursements. In June, 2006, the Company and Solomon entered into a settlement and mutual release with the Company paying Solomon $75,000 in equal monthly payments of approximately $10,714 June through December, 2006.

An action was initiated by Lalah Hathaway against MB Recordings, Inc. d/b/a Mesa Blue Moon naming the Company as a defendant in the action as a result of an alleged agreement between MB Recordings and AGU Music, for which Hathaway asserts AGU Music is liable for her damages caused by MB Recordings. MB Recording, Inc. has also filed a cross-claim against AGU Music and the Company in connection with an alleged agreement between the Company and MB Recordings. AGU Music has not been served with the cross-complaint and AGU Music has not been required to file a response to cross-complaint. An Arbitration Hearing was scheduled for July 25, 2006, but was cancelled due to scheduling conflicts. The Arbitration Hearing will be rescheduled.

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

On June 19, 2006, the Company entered into a Settlement Agreement with Ralph Tashjian, an employee of the Company. Upon execution of the Settlement Agreement his employment contract terminated. Pursuant to the Settlement Agreement, the Company agreed to pay $50,000 to Mr. Tashjian and issue to Mr. Tashjian 50,000 shares of common stock of the Company. Additionally, the Company will reimburse Mr. Tashjian for outstanding expenses incurred by him in the years 2004 and 2005. The amount of reimbursement will be agreed upon by Mr. Tashjian and the Company pending good faith inspections of receipts, expense reports and other accounting information, except that the amount will not be less than $2,159. Upon full payment, the Company and Mr. Tashjian will executive general releases. All amounts owed under the Settlement Agreement have been recorded as liabilities and charged to expense as of June 30, 2006.

On June 20, 2006, the Company entered into a Settlement Agreement with George Nauful, an employee of the Company. Upon execution of the Settlement Agreement his employment contract terminated. Pursuant to the Settlement Agreement, the Company agreed to pay $50,000 to Mr. Nauful and issue to Mr. Tashjian 50,000 shares of common stock of the Company. Additionally, the Company will reimburse Mr. Nauful for outstanding expenses incurred by him in the years 2004 and 2005. The amount of reimbursement will be agreed upon by Mr. Nauful and the Company pending good faith inspections of receipts, expense reports and other accounting information, except that the amount will not be less than $4,870. Upon full payment, the Company and Mr. Nauful will executive general releases. All amounts owed under the Settlement Agreement have been recorded as liabilities and charged to expense as of June 30, 2006.

During 2004 and 2005, the Company did not remit its payroll taxes timely due to liquidity issues. The Company has recorded a liability for the 2004 unpaid payroll taxes in the amount of $45,147 and the expected interest and penalties for 2004 in the amount of $32,856. In 2005 all of the payroll taxes have been paid with the exception of $157,936.  We have recorded this amount as a liability, and an estimate of the expected interest and penalties in respect of the late taxes for 2005, in the amount of $165,508. The Company paid its payroll taxes for the first quarter of 2006 late and has recorded a liability of $16,082 for estimated interest and penalties as of June 30, 2006. The Company has not paid its payroll taxes of $180,106 for the second quarter of 2006 and has recorded a liability of $20,634 for estimated interest and penalties as of June 30, 2006. The Company believes the amounts for unpaid payroll taxes and related estimated interest and penalties reserved are adequate in all material respects.

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

The table below presents information about reportable segments for the three and six months ended June 30, 2006 and 2005.

	Three Months
	June 30, 2006	June 30, 2005
Revenues
AGU Music	$-	$70,154
Discontinued operations	-	37,325
Consolidated revenues	$-	$107,479

Operating loss
AGU Music	(282,085)	(426,139)
The Tube	(1,353,728)	(1,083,431)
Segment loss	(1,635,813)	(1,509,570)
Corporate	(1,078,427)	(2,306,878)
Discontinued operations	(250)	(139,680)
Consolidated operating loss	$(2,714,490)	$(3,956,128)

	Six Months
	June 30, 2006	June 30, 2005
Revenues
AGU Music	$-	$176,081
Discontinued operations	-	81,901
Consolidated revenues	$-	$257,982

Operating loss
AGU Music	$(314,984)	$(407,380)
The Tube	(2,243,569)	(1,894,672)
Segment loss	(2,558,553)	(2,302,052)
Corporate	(2,089,414)	(4,287,825)
Discontinued operations	(250)	(323,318)
Consolidated operating loss	$(4,648,217)	$(6,913,195)

The table below reconciles the measurement of segment profit shown in the previous table to the Company’s consolidated loss before taxes:

	Three Months
	June 30, 2006	June 30, 2005
Total segment loss	$(1,635,813)	$(1,509,570)
Operating loss - corporate	(1,078,427)	(2,306,878)
Loss from discontinued operations	(250)	(139,680)
Interest expense	(584,709)	(1,533,408)
Gain on embedded derivatives	1,743,247	-
Loss before income tax	$(1,555,952)	$(5,489,536)

	Six Months
	June 30, 2006	June 30, 2005
Total segment loss	$(2,558,553)	$(2,302,052)
Operating loss - corporate	(2,089,414)	(4,287,825)
Other income	10,506
Loss from discontinued operations	(250)	(323,318)
Interest expense	(1,238,305)	(2,821,093)
Gain on embedded derivatives	1,743,247	-
Loss before income tax	$(4,132,769)	$(9,734,288)

8. RELATED PARTY TRANSACTIONS

During the first six months of 2006, the Company received loans in the aggregate amount of $326,800 from three stockholders of the Company, who are related parties, of which $76,000 was repaid as of June 30, 2006, leaving an amount outstanding as of June 30, 2006 of $250,800 (see Note 3). On April 3, 2006, the Company repaid a promissory note dated December 9, 2005 to DML Marketing, in the amount of $108,378. The loans, which are considered working capital advances, pay interest at 10% and are due when subsequent financing occurs.

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

For the period from January 1, 2006 through March 31, 2006, the Company received various services totaling $4,000 from an affiliate. This amount was paid to the affiliate in the quarter ended June 30, 2006.

Accounts payable to related parties at June 30, 2006, totaled approximately $20,115. Included in this amount was $1,800 in director’s fees payable to a director.

9. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $7.9 million and an accumulated deficit of approximately $25.1 million at June 30, 2006, as well as a net loss of approximately $4.1 million and net cash used in operations of $2.7 million for the six months ended June 30, 2006, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company’s television network and recorded music business.

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

10. SUBSEQUENT EVENTS

On July 7, 2006, the Board of Directors approved the issuance of stock options for certain officers, employees and consultants of the Company to purchase 1,687,500 shares of common stock of the Company under the 2004 Stock Option and Stock Incentive Plan. The options are exercisable at $1.45 per share which was the closing price for the Company’s common stock on July 7, 2006. The Company anticipates that it will record an expense for these options starting in the third quarter and up to three years for the options that vest over three years based on the Black-Sholes valuation method.

On July 11, 2006, the Board of Directors approved the issuance of 988,584 shares of the Company’s common stock for professional services, settlement agreements with two former employees (see Note 6) and in connection with a Charter Affiliation Agreement. The Company recorded an addition to intangible assets of approximately $936,000 and expenses of approximately $398,000 in the second quarter based on the $1.35 per share closing price of the stock on July 11, 2006.

The Company held its annual stockholders meeting on July 11, 2006 and reelected David Levy and Gregory Catinella directors of the Company.

On July 11, 2006, the Board of Directors appointed Michael Brauser to serve as a Class I director. On July 26, 2006, the Board awarded Mr. Brauser, effective July 27, 2006, a grant of 1,500,000 shares of restricted common stock that vest immediately. The Company will be recording an expense for these shares subsequent to June 30, 2006.

On July 26, 2006, the Board of Directors also set the size of the Board at 7 directors. The Board appointed Shane E. Coppola and D. Patrick LaPlatney to serve as a Class II and a Class III director, respectively. Mr. Coppola was appointed to serve as Chairman of the Board. Mr. LaPlatney was appointed to serve as Chief Executive Officer of the Company effective July 31, 2006. As compensation for services as a director, on July 26, 2006, the Board awarded to each of Shane E. Coppola and D. Patrick LaPlatney, effective on July 27, 2006, a grant of 1,000,000 shares of restricted common stock to vest equally at the end of each quarter for the next two years, beginning with the quarter ending September 30, 2006. The Company will be recording an expense for these shares subsequent to June 30, 2006 The Board of Directors also set Mr. LaPlatney’s compensation for services as Chief Executive Officer of the Company effective July 31, 2006. Mr. LaPlatney’s annual base salary was set at $350,000. The Company intends to enter into an employment contract with Mr. LaPlatney.

On July 26, 2006, the Board of Directors approved the issuance of 200,000 shares to an accredited investor as compensation for services rendered as a consultant subsequent to June 30, 2006.

On August 8, 2006, the Board of Directors approved the issuance of 1,533,746 shares of common stock of the Company and a warrant to purchase 500,000 shares of the common stock of the Company at $2.50 per share pursuant to a Charter Affiliation Agreement.

On August 8, 2006, the Board of Directors approved the issuance of 5,000 shares of common stock of the Company to a member of the Company’s Board of Directors for director services accrued for at June 30, 2005 and for services subsequent to June 30, 2006.

On August 11, 2006, the Company received a complaint filed by Titan Global Entertainment, Inc. on July 7, 2006 alleging breach of contract and unjust enrichment from the Company’s sale of its building at 3200 W. Oakland Park Blvd. In Lauderdale Lakes, Florida in 2005 and violation of a Letter of Understanding of July 8, 2004 and a Non-Disclosure, Confidentiality and Non-Circumvent Agreement of July 8, 2004. The Company is evaluating the complaint and intends to vigorously defend itself.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Effective April 1, 2004, we completed a share exchange agreement with Pyramid Music Corp., a Florida corporation (“PMC”). Under the terms of the Share Exchange Agreement, we acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of our common stock. On March 26, 2004, in anticipation of the completion of the share exchange, we changed our name to AGU Entertainment Corp. Upon completion of this transaction, the former shareholders of PMC owned, on a fully diluted basis, approximately eighty percent of the outstanding common stock of AGU Entertainment Corp. as of April 1, 2004, resulting in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly owned subsidiary of AGU Entertainment Corp., is deemed to be the acquirer for accounting purposes. In addition, we had no identifiable assets and liabilities as of April 1, 2004. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-QSB, including the consolidated financial statements and this Management’s Discussion and Analysis or Plan of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation (“The Tube”), and Pyramid Records International, inc., a Florida corporation (“PRI”).

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

The Tube Music Network is a 24-hour music network featuring the greatest artists of all time, irrespective of genre or era. The Company anticipates that The Tube Music Network will reach penetration of approximately 23 million homes by the end of 2006. The Tube is the only all-music network on television and will not air any game shows, awards shows, reality shows or news shows.

In addition to anticipated revenue generated from national and local advertising, we expect to generate revenue via a direct commerce component that will enable The Tube audience to purchase the music they see and hear immediately by telephone or online. We also expect that The Tube will earn revenue through sales of music related merchandise on The Tube’s website.

The Tube is currently delivering programming to the majority of the top Designated Market Areas following its national launch in the second quarter of 2006 and can currently be seen in digital households throughout of the United States. The Company anticipates increases in household penetration will continue steadily through third quarter of 2006, supported by a national media campaign utilizing marketing, promotions and public relations to reach every relevant audience for the network.  The campaign is designed to heighten awareness of the network, stimulate demand for it across the country and cultivate its image as the only network that delivers quality music and entertainment content.

Legislation recently passed by the Senate requires broadcasters to end their traditional analog transmissions by February 17, 2009 and send their signals digitally.  The transition from analog to digital transmission creates extra bandwidth that enables one station to broadcast up to five separate channels or a few high-definition channels via a new technology referred to as multicasting. Approximately 80% of U.S. stations have already upgraded to digital transmission enabling them to broadcast additional channels that offer local news, sports, weather or other specialty services like The Tube. Consumers in these markets are able to receive multicast programming free, over-the-air on television sets that are enabled with digital tuners.

Current distribution was achieved through agreements with three major station groups. In April of 2005, The Tube Music Network signed an agreement with Raycom Media, Inc. and in March 2006, The Tube entered into charter affiliation agreements with Tribune Broadcasting Company and Sinclair Television Group. The combined agreements will put The Tube Music Network in 8 of the top 10 and approximately 70 of the top 100 market areas in the United States by the end of 2006.

The Company believes that it will be able to generate advertising and e-commerce revenue from The Tube Music Network, however, its revenue model is new and evolving, and it cannot be certain that it will be successful.  The potential profitability of The Tube’s business model is unproven and there can be no assurance that it can achieve profitable operations.  The Company’s ability to generate revenues depends, among other things, on its ability to sustain advertising and e-commerce revenues.

AGU Music was formed to produce both studio albums and DVD concerts. It entered into several agreements for distribution and released three albums to the public in 2004. Our ability to produce new albums and DVD concerts in 2006 will be dependent on the amount of working capital available to us (see “Liquidity and Capital Resources”) for the required marketing, promotional and other operating expenses necessary to produce recorded music projects. We did not produce any new albums and DVD concerts in 2005 due to the limited availability of working capital.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $7.9 million and an accumulated deficit of approximately $25.1 million at June 30, 2006, as well as a net loss of approximately $4.2 million for the six months ended June 30, 2006, raise substantial doubt about its ability to continue as a going concern.

Restatement

The Company restated its previously issued, June 30, 2005 condensed consolidated financial statements for matters related to the following previously reported items: discontinued operations, the issuance of stock to a former director in connection with an employment agreement and the issuance of stock in connection with the settlement of a dispute.

Results of Operations for the Three Months ended June 30, 2006 and 2005

We have recorded no revenues for the three months ended June 30, 2006 compared with approximately $70,000 in net revenues for the three months ended March 31, 2005. During the three months ended June 30, 2005, the Company generated revenue primarily from its record label subsidiary. During the three months ended June 30, 2006, the Company did not generate any revenue from its record label subsidiary or music network subsidiary. During the three months ended June 30, 2005 approximately $37,000 of revenues were generated by the discontinued operations of AGU Studios. During the three months ended June 30, 2005, AGU Music had gross profit of $64,000 and the gross profit from discontinued operations was $31,000 during the period.

Operating expenses from continuing operations were $2.7 million and $3.8 million for the three months ended June 30, 2006 and 2005, respectively, the majority of which was general and administrative expenses. General and administrative expenses were $1.7 million for the three months ended June 30, 2006, compared with $3.4 million for the three months ended June 30, 2005. The decrease reflects reductions in payroll and payroll taxes, consulting and production and planning expenses in both the record label subsidiary, the music network subsidiary and our corporate offices and depreciation and amortization. Legal and professional expenses were $558,000 and $318,000, for the three months ended June 30, 2006 and June 30, 2005, respectively. The increase reflects increased compliance cost for SEC filings, legal costs in connection with the two charter affiliation agreements entered into during the first quarter of 2006 and auditing expenses. Thus far in 2006 our liquidity constraints have limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete another substantial debt or equity offering.

Our operating loss from continuing operations for the three months ended June 30, 2006 was $2.7 million compared to the operating loss of $3.8 million for the three months ended June 30, 2005. The decrease was based in part on decreases in payroll and payroll taxes, consulting and production and planning expenses in both the record label subsidiary, the music network subsidiary and our corporate offices and depreciation and amortization, offset by increases in accounting and legal fees and other internal costs relating to compliance with federal and state securities laws and $1.2 million of expense in connection with the settlement of a dispute.
.

Our operating loss from discontinued operations for the three months ended June 30, 2006 was $250 compared to the operating loss of $139,680 for the three months ended June 30, 2005.

Interest expense in the three months ended June 30, 2006 was $584,709 compared to $1,533,408 in 2005, and includes $212,191 for the reduction of debt discounts and $179,591 for the accretion of warrants and beneficial conversion feature of the April 21, 2006 convertible notes payable, compared with $1,169,000 of debt discount expense in the three months ended June 30, 2005. Interest expense decreased primarily due to the level of indebtedness in the second quarter of 2006 compared to the second quarter of 2005.

The Gain on the fair value adjustment to embedded derivatives was $1,743,247 for the three months ended June 30, 2006 compared to zero in 2005. This gain resulted from the valuation of the warrants and the beneficial conversion feature of convertible notes payable issued April 21, 2006 compared to the valuation at June 30, 2006.

We have reported a net loss for the three months ended June 30, 2006, of $1.6 million compared to the net loss of $5.5 million reported for the three months ended June 30, 2005, primarily due to lower expenses, interest and debt discount amortization and the gain on the embedded derivative within the convertible notes and warrants issued on April 21, 2006.

Results of Operations for the Six Months ended June 30, 2006 and 2005

We have recorded no revenues for the six months ended March 31, 2006 compared the $176,000 in net revenues for the six months ended June 30, 2005. During the first six months of 2005, the Company generated revenue primarily from its record label subsidiary. During the first six months of 2006, the Company did not generate any revenue from its record label subsidiary or music network subsidiary.

Operating expenses from continuing operations were $4.7 million and $6.7 million in the six months ended June 30, 2006 and 2005, respectively, the majority of which was general and administrative expenses. General and administrative expenses were $2.8 million for the six months ended June 30, 2006, compared with $5.9 for the six months ended June 30, 2005. The decrease reflects reductions in payroll and payroll taxes, consulting and production and planning expenses in both the record label subsidiary, the music network subsidiary and our corporate offices. Legal and professional expenses were $1.0 million and $600,000, for the six months ended June 30, 2006 and March 31, 2005, respectively. The increase reflects increased compliance cost for SEC filings, legal costs in connection with the two charter affiliation agreements entered into during the first quarter of 2006 and auditing expenses. Thus far in 2006 our liquidity constraints have limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete another substantial debt or equity offering.

Our operating loss from continuing operations for the six months ended June 30, 2006 was $4.7 million compared to the operating loss of $6.6 million reported for the six months ended June 30, 2005. The decrease was based in part on decreases in payroll and payroll taxes, consulting and production and planning expenses in both the record label subsidiary, the music network subsidiary and our corporate offices and depreciation and amortization, offset by increases in accounting and legal fees and other internal costs relating to compliance with federal and state securities laws and $1.2 million of expense in connection with a the settlement of a dispute, and $1.1 million compensation expense in the first quarter of 2005 to a director.

Our operating loss from discontinued operations for the six months ended June 30, 2006 was $250 compared to the operating loss of $323,000 for the six months ended June 30, 2005.

Interest expense in the six months ended June 30, 2006 was $1.2 million compared to $2.8 million in 2005, and includes $749,000 for the reduction of debt discounts and $179,000 for the accretion of warrants and beneficial conversion feature of the April 21, 2006 convertible notes payable, compared with debt discount expense of $2,367,000 in the six months ended June 30, 2005. Interest expense decreased primarily due to the level of indebtedness in the first six months of 2006 compared to the first six months of 2005.

The Gain on the fair value adjustment to embedded derivatives was $1,743,000 for the three months ended June 30, 2006 compared to zero in 2005. This gain resulted from the valuation of the warrants and the beneficial conversion feature of convertible notes payable issued April 21, 2006.

We have reported a net loss for the six months ended June 30, 2006, of $4.1 million compared to the net loss of $9.7 reported for the six months ended June 30, 2005, primarily due to lower expenses, interest and debt discount amortization and the gain on the embedded derivative within the convertible notes and warrants issued on April 21, 2006.

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

As a company that has recently emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the full national launch of The Tube in the second and third quarters of 2006. In the six months ended June 30, 2006, we had no revenues to report, compared with $176,000 in net revenues for the six months ended June 30, 2005. We also reported a net loss of approximately $4.1 million for the six months ended June 30, 2006 compared to a net loss of $9.7 million reported for the six months ended June 30, 2005. Our financial condition and operating results, specifically a working capital deficiency of approximately $7.9 million, an accumulated deficit of approximately $25.1 million, and net cash used in operations of approximately $2.7 million during the six months ended June 30, 2006, raise substantial doubt about our ability to continue to operate as a going concern. Because of losses incurred by us to date and our general financial condition, our independent registered public accounting firm inserted a going concern qualification in their audit report for the most recent fiscal year that raises substantial doubt about our ability to continue as a going concern.

 Since May 20, 2003, our inception, we have financed our operations through numerous debt and equity issuances from 2003 through the second quarter of 2006, we issued an aggregate principal amount of approximately $14.65 million of promissory notes, convertible notes or debentures, approximately $3.3 million of which plus accrued interest, were subsequently converted into 1,191,960 shares of common stock of the Company and approximately $3.3 million was repaid in 2005. Approximately $1.3 million of the remaining convertible promissory notes mature in the fourth quarter of 2006. A $150,000 promissory note matured on June 30, 2005 and remains unpaid as of June 30, 2006. On April 12, 2006 the due date of this $150,000 note was extended until such time the Company raises an additional $2 million of equity or equity related securities in addition to $2.45 million raised on April 21, 2006. Interest on the convertible and promissory notes are payable quarterly at a rate of 10%, other than the convertible notes issued on April 21, 2006. As of June 30, 2006, all accrued interest on the notes has been paid. While these notes are convertible into shares of our common stock at a conversion price between $2.00 and $3.00 per share, there can be no assurances that these notes will be converted prior to their becoming due. We currently do not have the financial resources to repay these promissory notes without additional financing.

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

At June 30, 2006, payments required under our known contractual obligations over the next three years are as follows:

	2006	2007	2008	Total
Principal on notes payable	$2,611,263	$1,486,817	$2,960,000	$7,058,080
Operating leases	11,232	-	-	11,232
Capital leases	544	408	-	952
Total contractual obligations	$2,623,039	$1,487,225	$2,960,000	$7,070,264

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

 On April 21, 2006, we completed a private placement (the “Private Placement”) of $2.45 million of securities. In connection with the Private Placement, the Company and the Investors entered into a purchase agreement (the “Purchase Agreement”) dated as of April 21, 2006. Pursuant to the terms of the Purchase Agreement, the Company sold 7% secured convertible notes in the aggregate principal amount of $2.45 million (the “7% Notes”) and issued common stock purchase warrants to purchase an aggregate of 1,088,889 shares of the Common stock at an exercise price of $2.25 per share to the Investors. The proceeds of this offering, part of which was used to repay the Bridge Loan entered into on March 31, 2006, have been used to repay debt and provide additional working capital necessary to help launch The Tube during the second and third quarters of 2006.

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

Upon the occurrence of an event of default, the 7% Notes will bear interest at the rate of 12% per annum and all unpaid principal and interest accrued under the 7% Notes shall become (1) immediately due and payable upon the election of the holder, with respect to the events in (i) through (iv) and (vi) through (vii) below; and (2) automatically due and payable, with respect to the event in (v) below. An event of default under the 7% Notes occurs upon (i) the Company’s failure to timely pay principal due under the 7% Notes; (ii) the Company’s failure to timely pay interest due under the 7% Notes and such failure continues for more than five days; (iii) the Company’s and its subsidiaries’ failure to make a required payment or payments of indebtedness of $500,000 or more in aggregate principal amount and such failure continues for more than 20 days; (iv) an acceleration of the stated maturity date of any indebtedness of the Company or its subsidiaries of $500,000 or more in aggregate principal amount, which acceleration is not rescinded within 20 days; (v) the Company’s assignment for the benefit of creditors or admission in writing of its inability to pay its debts generally as they become due, or the voluntary or involuntary bankruptcy of the Company; (vi) the rendering of a final judgment that exceeds $500,000 in the aggregate against the Company or its subsidiaries, which is not discharged within 60 days; (vii) proof that any representation of material fact made in any of the transaction documents or furnished to the holder by the Company was false in any material respect; and (viii) the Company’s failure to observe or perform in any material respect certain covenants in the transaction documents.

We will pay the holders of the 7% Notes an aggregate of $24,500 in penalty for the registration statement not becoming effective within the period set forth in the purchase agreement.

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

 Cash used in operations for the six months ended June 30, 2006 was $2.7 million, which was primarily the result of our accumulated deficit of $4.2 million as of June 30, 2006, partially offset by increases to accounts payable and accrued expenses, non cash expenses and the issuance of common stock in exchange for services. We expect to continue to generate negative cash flows from operations until such time as we can complete a substantial debt or equity offering and launch The Tube nationally, which we currently expect will be the third quarter of 2006. There can be no assurances that we will be successful in launching The Tube in this timeframe.

 Cash used in investing activities for the three months ended June 30, 2006 amounted to $231,108 and was attributable primarily capital expenditures. Capital expenditures in 2006 will depend largely upon our ability to raise additional capital; however, our business plan currently assumes approximately $2.5 million of capital expenditures over the balance of fiscal 2006.

 We received cash provided by financing activities during the first six months of 2006 in the amount of $2.7 million which was mainly comprised of the of convertible notes issued as described above and the Bridge Loan and the Private Placement discussed above.

During 2004 and 2005, we did not remit our payroll taxes timely due to liquidity issues. We have recorded a liability for the 2004 unpaid payroll taxes in the amount of $45,147 and the expected interest and penalties for 2004 in the amount of $32,856. In 2005 all of the payroll taxes have been paid with the exception of $157,936.  We have recorded this amount as a liability, and an estimate of the expected interest and penalties in respect of the late taxes for 2005, in the amount of $165,508. The Company paid its payroll taxes for the first quarter of 2006 late and has recorded a liability of $16,082 for estimated interest and penalties as of June 30, 2006. The Company has not paid its payroll taxes of $180,106 for the second quarter of 2006 and has recorded a liability of $20,634 for estimated interest and penalties as of June 30, 2006. We believe the amounts for unpaid payroll taxes and related estimated interest and penalties reserved are adequate in all material respects.

 We have experienced liquidity issues since our inception due primarily to our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future. At June 30, 2006, we had $7.0 million of promissory notes and convertible notes outstanding. If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

The Company will need to raise substantial additional capital to continue the national launch of The Tube beyond the third quarter of 2006 and provide substantial working capital for the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as the Company begins to generate revenues sufficient to fund ongoing operations. The Company believes that in the aggregate, it will need as much as approximately $15 million to $20 million to complete the launch of The Tube, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until advertising and e-commerce revenues begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

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

Item 3. CONTROLS AND PROCEDURES

Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In July 2006, the Company hired a Chief Financial Officer experienced in accounting and financial reporting of public companies and the Company’s previous Chief Financial Officer assumed the duties of Executive Vice President of Corporate Development.

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

On February 21, 2006, Federal Express Corporation filed a complaint against the Company, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, for breach of contract and unjust enrichment claims and is seeking the sum of $23,205.24 plus interest and costs. Subsequent to June 30, 2006, the Company settled this claim with three equal payments beginning in August, 2006

An action was initiated by Lalah Hathaway against MB Recordings, Inc. d/b/a Mesa Blue Moon naming the Company as a defendant in the action as a result of an alleged agreement between MB Recordings and AGU Music, for which Hathaway asserts AGU Music is liable for her damages caused by MB Recordings. MB Recording, Inc. has also filed a cross-claim against AGU Music and the Company in connection with an alleged agreement between the Company and MB Recordings. This action is still in the pleading state and AGU Music has not yet been required to file a response to the action. The plaintiff did not plead any specific damages to date. An Arbitration Hearing was scheduled for July 25, 2006, but was cancelled due to scheduling conflicts. The Arbitration Hearing will be rescheduled.

MB Recordings, Inc. has also filed a cross-claim against AGU Music and the Company in connection with an alleged agreement between the Company and MB Recordings. We have not yet been served with the cross-complaint and have not yet been required to file a response to the cross complaint.

On August 11, 2006, the Company received a complaint filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, by Titan Global Entertainment, Inc. on July 7, 2006 alleging breach of contract and unjust enrichment from the Company’s sale of its building at 3200 W. Oakland Park Blvd. In Lauderdale Lakes, Florida in 2005 and violation of a Letter of Understanding of July 8, 2004 and a Non-Disclosure, Confidentiality and Non-Circumvent Agreement of July 8, 2004. The Complaint states damages in excess of $15,000. The Company is evaluating the complaint and intends to vigorously defend itself.

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

The Warrants may be exercised for common stock on or before April 21, 2011. The Warrants are exercisable for shares of common stock at an exercise price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations, or through a “cashless exercise” provision contained in the Warrants. In addition, if the Company issues or sells any shares of common stock for a price per share that is less than the applicable exercise price of the Warrants, the exercise price of the Warrants will be reduced. The exercise price of the Warrants will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the Warrants. The accounting for the warrants was determined under the guidance of SFAS 133. Accordingly, the warrants, valued at $860,220, are treated as derivatives and classified as a liability on April 21, 2006. The warrants are recorded at a fair value, based on the Black-Sholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the three months ended June 30, 2006 the fair value adjustment resulted in a gain of $730,583 and a reduction of the liability to $129,637 at June 30, 2006.

The beneficial conversion feature relating to the convertible notes is also treated as an embedded derivative valued at $1,012,664 and classified as a liability on April 21, 2006 in accordance with SFAS 133. The conversion feature of the convertible notes is recorded at fair value, based on the Black-Sholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the three months ended June 30, 2006 the fair value adjustment resulted in a gain of $1,012,664 and a reduction of the liability to zero at June 30, 2006.

At June 30, 2006, the $2.45 million of April 21, 2006 notes payable are recorded as $756,707 as a result of the derivative accounting for the beneficial conversion feature and the warrants. The value of the warrants and the beneficial conversion feature are being accreted to the notes payable over the two year term of the notes with charges to interest expense. For the three months ended June 30, 2006 this interest expense was $179,591.

On June 1, 2006, the Company issued 18,420 shares of common stock for interest in connection with conversion of a convertible note payable. These share were valued at $1.92 per share, which was the closing price for the stock on June 1, 2006, and recorded as interest expense.

On June 21, 2006, the Company issued 2,039,959 shares of common stock pursuant to an Agreement (see Note 5) for the launching of The Tube into various markets. These shares were valued at $1.46 per share, which was the closing price for the stock on June 21, 2006, and recorded to intangible assets.

On July 11, 2006, the Company issued 193,000 shares of common stock to various service providers and consultants in exchange for services performed. These shares were valued at $1.35 per share, which was the closing price for the stock on July 11, 2006, and were recorded as expense in the second quarter.

On July 11, 2006, the Company issued 50,000 shares of common stock in connection with an agreement with two former employees. These shares were valued at $1.35 per share, which was the closing price for the stock on July 11, 2006, and were previously recorded as expense in the second quarter.

On July 11, 2006, the Company issued 693,584 shares of common stock pursuant to a charter affiliation agreement entered into in April 2004. These shares were valued at $1.35 per share, which was the closing price for the stock on July 11, 2006, and recorded to intangible assets.

On July 26, 2006, the Company’s Board of Directors approved the issuance of 3.5 million shares to three directors and approved that 3.5 million shares of common stock be reserved on the Company’s records.

On July 26, 2006, the Company’s Board of Directors approved the issuance of 200,000 shares to an accredited investor as compensation for services rendered as a consultant subsequent to June 30, 2006..

On August 8, 2006, the Board of Directors approved the issuance of 1,533,746 shares of common stock of the Company and a warrant to purchase 500,000 shares of the common stock of the Company at $2.50 per share under a Charter Affiliation Agreement and a Letter Agreement.

On August 8, 2006, the Board of Directors approved the issuance of 5,000 shares of common stock of the Company to a member of the Company’s Board of Directors for director services accrued for at June 30, 2006 and or services subsequent to June 30, 2006.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On June 21, 2006, the Company issued 2,039,959 shares of common stock pursuant to an Agreement (see Note 5) for the launching of The Tube into various markets. These shares were valued at $1.46 per share, which was the closing price for the stock on June 21, 2006, and recorded to intangible assets.

The Company maintains that the above issuance of securities was exempt from registration under the Securities Act in reliance upon Section 4 (2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. No underwriters or brokers were employed in these transactions. The securities will be deemed restricted securities for the purposes of the Securities Act.

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

4.1
Form of 7% Secured Convertible Notes, dated April 21, 2006, issued by The Tube Media Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

4.2
Form of Common Stock Purchase Warrants, dated April 21, 2006, issued by The Tube Media Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

10.1
Settlement and Mutual Release Agreement effective January 16, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.2
Guaranty Agreement by David Levy, dated as of January 16, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.3
Guaranty Agreement by Donna Levy, dated as of January 16, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.4
Letter Agreement, dated April 11, 2006, with Robert Alan Kast relating to $225,000 Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.5
Letter Agreement, dated April 11, 2006, with Robert Alan Kast relating to $150,000 Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.6
Form of Purchase Agreement, dated as of April 21, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

10.7
Form of Registration Rights Agreement, dated as of April 21, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

10.8
Form of Pledge and Security Agreement, dated April 21, 2006, made by David Levy in favor of Nite Capital, L.P. and acknowledged by The Tube Media Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

10.9
First Amendment to Agreement by and between The Tube Music Network, Inc. and Crawford Communications, Inc. dated as of May 25, 2006. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006)

10.10	Settlement Agreement by and amongst George Nauful and The Tube Media Corp. dated as of June 19, 2006.

10.11	Settlement Agreement by and amongst Ralph Tashjian and The Tube Media Corp. dated as of June 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006	/s/ Celestine F. Spoden
Name: Celestine F. Spoden
Title: Chief Financial Officer

EXHIBIT INDEX

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

4.1
Form of 7% Secured Convertible Notes, dated April 21, 2006, issued by The Tube Media Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

4.2
Form of Common Stock Purchase Warrants, dated April 21, 2006, issued by The Tube Media Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

10.1
Settlement and Mutual Release Agreement effective January 16, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.2
Guaranty Agreement by David Levy, dated as of January 16, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.3
Guaranty Agreement by Donna Levy, dated as of January 16, 2006. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.4
Letter Agreement, dated April 11, 2006, with Robert Alan Kast relating to $225,000 Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.5
Letter Agreement, dated April 11, 2006, with Robert Alan Kast relating to $150,000 Promissory Note. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006)

10.6
Form of Purchase Agreement, dated as of April 21, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

10.7
Form of Registration Rights Agreement, dated as of April 21, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

10.8
Form of Pledge and Security Agreement, dated April 21, 2006, made by David Levy in favor of Nite Capital, L.P. and acknowledged by The Tube Media Corp. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006)

10.9
First Amendment to Agreement by and between The Tube Music Network, Inc. and Crawford Communications, Inc. dated as of May 25, 2006. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2006)

10.10	Settlement Agreement by and amongst George Nauful and The Tube Media Corp. dated as of June 19, 2006.

10.11	Settlement Agreement by and amongst Ralph Tashjian and The Tube Media Corp. dated as of June 19, 2006.