Form 10QSB/A
period 2005-09-30
Tube Media Corp.
filed 2006-09-01
CIK 1168932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52067

The Tube Media Corp.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1557072
(State or other jurisdiction of organization)	(IRS Employer Identification No.)

1451 West Cypress Creek Road Ft. Lauderdale, FL 33309
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
Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 30, 2005 was 25,605,615.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Explanatory Note

In connection with the preparation of our annual report on Form 10-KSB for the year ended December 31, 2005, we determined that we needed to restate our quarterly financials for the fiscal year ended December 31, 2005 to reflect discontinued operations and the issuance of stock to a former director in connection with an employment agreement. Our Form 10-KSB for the fiscal year ended December 31, 2005 has taken into account the discontinued operations, the issuance of stock to a former director in connection with an employment agreement and the issuance of stock to co-founders in connection with the settlement of a dispute.

This Amendment No. 1 on Form 10-QSB/A to our quarterly report on Form 10-QSB for the quarter ended September 30, 2005, initially filed with the Securities and Exchange Commission on December 9, 2005 (the “Initial Filing”), is being filed to reflect the restatement of our  unaudited condensed consolidated balance sheet at September 30, 2005 and our unaudited condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders’ equity and condensed consolidated statements of cash flows for the three and/or nine months ended September 30, 2005 and the notes related thereto. For a more detailed description of this restatement, see Note 1, “Nature of Operations and Basis of Presentation - Restatement” and Note 9, “Discontinued Operations” to the accompanying condensed consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-QSB/A. We have amended Item 5 of Part II to disclose the entry into an agreement with Crawford Communications, Inc. This Form 10-QSB/A only amends and restates Items 1, 2, and 3 of Part I and Item 5 of Part II of the Initial Filing and no other material information in the Initial Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Initial Filing or to modify or update those disclosures affected by subsequent events except that we updated the information contained in such sections to include recent accounting pronouncements and to reflect our name change from AGU Entertainment Corp. to The Tube Media Corp., our change in address, the change in our state of incorporation from Colorado to Delaware on February 25, 2006 and the receipt of a new commission file number. We also corrected typographical errors. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently-dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively.

The Tube Media Corp.
(formerly AGU Entertainment Corp.)
Form 10-QSB/A

i

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

PART 1. UNAUDITED FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of September 30, 2005 (unaudited) and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited) (RESTATED)

Assets
Current Assets:
Cash	$4,796	$771,533
Accounts receivable, net of allowance of $109,341 and $0	500,956	507,482
Prepaid expenses	80,617	225,037

Total current assets	586,369	1,504,052
Property and equipment, net of accumulated depreciation of $255,717 and $103,442	566,514	246,144
Property and equipment from discontinued operations, net of accumulated depreciation of $96,984 and $19,818	8,847,212	8,864,229
Intangibles, net of accumulated amortization	1,184,213	913,735
Other assets	143,296	164,737

Total assets	$11,327,604	$11,692,897

Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable	$1,430,625	$501,514
Accounts payable - related parties	339,065	169,258
Notes payable, related parties - current portion	1,468,008	445,642
Convertible notes payable, net of unamortized discount	1,154,236	150,000
Convertible notes payable from discontinued operations	7,000,000	7,000,000
Equipment note - current portion	12,769	12,140
Capital leases payable - current portion	8,282	13,881
Accrued expenses	1,496,742	910,418
Other current liabilities	8,056	36,965

Total current liabilities	12,917,783	9,239,818

Capital leases payable - long term portion	6,099	11,876
Equipment note - long term portion	27,012	36,668
Convertible notes payable - net of unamortized discounts	2,292,445	854,178

Total liabilities	15,243,339	10,142,540

Stockholders’ (Deficiency) Equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 25,605,615 and 23,392,576 shares issued and outstanding	2,561	2,339
Additional paid-in capital	16,671,326	8,249,675
Accumulated deficit	(20,589,622)	(6,701,657)

Total stockholders’ (deficiency) equity	(3,915,735)	1,550,357

Total liabilities and stockholders’ (deficiency) equity	$11,327,604	$11,692,897

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004
	(RESTATED)		(RESTATED)
Revenues	$76,670	$—	$252,751	$15,000
Cost of sales and services performed	7,223	—	36,598	—
Gross profit	69,447	—	216,153	15,000

Operating Expenses
Promotion and advertising	58,206	575,618	167,068	1,072,849
Depreciation and amortization	171,011	56,970	348,587	123,958
Other general and administrative costs	1,611,755	1,168,610	8,061,901	3,030,132

Total operating expenses	1,840,972	1,801,198	8,577,556	4,226,939

Operating loss	(1,771,525)	(1,801,198)	(8,361,403)	(4,211,939)
Interest expense	2,192,470	54,752	5,013,562	99,905
Other income	—	(10,760)	—	(10,760)

Loss from continuing operations	(3,963,995)	(1,845,190)	(13,374,965)	(4,301,084)
Loss from discontinued operations	(189,682)	—	(513,000)	—

Net loss	$(4,153,677)	$(1,845,190)	(13,887,965)	$(4,301,084)

Basic and diluted loss per share	$(0.16)	$(0.09)	$(0.56)	$(0.22)
Loss per share from continuing operations	$(0.15)	$(0.09)	$(0.54)	$(0.22)
Loss per share from discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.00)
	$(0.16)	$(0.09)	$(0.56)	$(0.22)
Weighted average common shares outstanding - Basic and diluted	25,430,713	21,509,819	24,592,778	19,244,705

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)
For the Nine Months Ended September 30, 2005
(Unaudited)

	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total

Balance at December 31, 2004	23,392,576	$2,339	$8,249,675	$(6,701,657)	$1,550,357
Issuance of shares of common stock for services	398,683	40	1,011,526	—	1,011,566
Issuance of shares of common stock to employees for compensation	45,540	5	107,469	—	107,474
Issuance of common stock as a price adjustment for certain investors	405,000	41	(41)	—	—
Common stock issued in connection with the acquisition of property plant and equipment	97,800	10	244,490	—	244,500
Issuance of warrants in connection with the issuance of convertible debt	—	—	4,016,142	—	4,016,142
Issuance of shares in settlement of liabilities	121,875	12	337,488	—	337,500
Issuance of shares of common stock to directors for services	20,000	2	54,248	—	54,250
Other issuances of common stock to co-founders as an adjustment of shares previously issued	500,000	50	1,179,950	—	1,180,000
Issuances of shares of common stock in connection with amending the terms of certain notes payable	60,000	6	137,994	—	138,000
Issuance of shares of common stock as interest expense	8,575	—	21,301	—	21,301
Issuance of shares of common stock to a director as an adjustment of shares previously issued	444,000	44	1,047,796		1,047,840
Issuance of shares of common stock to a director in connection with a termination letter	111,566	12	263,288	—	263,300
Net loss (As Restated)	—	—	—	(13,887,965)	(13,887,965)
Balance at September 30, 2005 (As Restated)	25,605,615	$2,561	$16,671,326	$(20,589,622)	$(3,915,735)

See accompanying notes to condensed consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(restated)
Cash flows from operating activities:
Net loss	$(13,374,965)	$(4,301,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430,962	123,958
Common stock issued for services	1,123,890	245,077
Common stock issued as compensation to a director	1,047,840	—
Common stock issued as settlement expense	1,180,000	—
Loss from discontinued operations	(513,000)	—
Amortization of discount on note payable	4,189,409	11,644
Amortization of deferred financing fees	55,370	—
Decrease in accounts receivable	6,526	30,007
Decrease (increase) in prepaid expenses	144,417	(5,037)
Increase in other assets	(33,926)	(122,219)
Increase in accounts payable and accrued liabilities	2,022,743	644,575
(Decrease) increase in other liabilities	(28,909)	30,000
Net cash used in operating activities	(3,749,643)	(3,343,079)

Cash flows from investing activities:
Disbursements for intangibles	—	(151,035)
Disbursements for property and equipment	(288,293)	(206,137)
Net cash used in investing activities	(288,293)	(357,172)

Cash flows from financing activities:
Payment of notes payable	(502,464)	(8,439)
Proceeds from notes payable to related parties	1,026,003	281,910
Payment of notes payable to related parties	(5,900)	(40,094)
Payment on capital leases	(11,376)	(8,474)
Proceeds from the sale of common stock	—	60,000
Proceeds from convertible and other notes payable	2,764,936	3,279,000
Net cash provided by financing activities	3,271,199	3,563,903
Net (decrease) increase in cash	(766,737)	(136,348)
Cash, beginning of period	771,533	137,048
Cash, end of period	$4,796	$700

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$537,295	$16,404

Non-cash financing activities:
Common stock issued as payment for services	$1,173,290	$245,077
Common stock issued as compensation to a director	$1,047,840	$—
Common stock issued as settlement expense	$1,180,000	$—
Conversion of liabilities to common stock	$337,500	$740,702
Equipment acquired through issuance of common stock	$244,500	$—
Equipment acquired through capital lease obligations	$—	$14,637
Common stock issued for financing expenses	$159,301	$—
Warrants issued for convertible debt	$4,016,142	$—

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

Effective April 1, 2004, AGU entered into a Share Exchange Agreement with Pyramid Music Corp. (“PMC”), a Florida corporation having an inception date of May 20, 2003, whereby AGU acquired 100% of the outstanding common stock of PMC in exchange for issuing 16,922,464 shares of its common stock to the stockholders of PMC. PMC was a development stage company and was formed for the purpose of developing market share in the recording and broadcast media industries through the establishment of a music oriented television network and archived video and music collection libraries.

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

The accompanying financial statements reflect the results of the operations of the Company and its subsidiaries for the three and nine months ended September 30, 2005 and 2004.

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

Restatement

The Company has restated its previously issued, September 30, 2005 unaudited condensed consolidated financial statements for matters related to the following previously reported items: discontinued operations, the issuance of stock to a former director in connection with an employment agreement and expenses in connection with the settlement of a dispute.

The following is a summary of the unaudited restatements for the three months ended September 30, 2005:

Loss from continuing operations as originally reported at September 30, 2005	$(4,153,677)

Less;
Reclassification of loss attributable to discontinued operations	189,682

Loss from continuing operations at September 30, 2005 as restated	$(3,963,995)

Loss from Discontinued operations	$(189,682)

The following is a summary of the unaudited restatements for the nine months ended September 30, 2005:

Loss from continuing operations as originally reported at September 30, 2005	$(11,660,125)

Less;
Additional compensation expense recorded in connection with the
issuance of common stock, (See Note 4)	(1,047,840)

Additional expenses in connection with the settlement of a dispute,
(See Note 4)	(1,180,000)

Reclassification of loss attributable to discontinued operations	513,000

Loss from continuing operations at September 30, 2005 as restated	$(13,374,965)

Loss from Discontinued operations	$(513,000)

The effect on the Company’s previously issued unaudited September 30, 2005 financial statements are summarized as follows:

Balance Sheet (unaudited) as of September 30, 2005:

	Previously Reported	Increase (Decrease)	Restated
Current Assets	$9,433,581	$(8,847,212)	$586,369
Property and Equipment, from discontinued operations	—	8,847,212	8,847,212
All Other Assets	1,894,023	—	1,894,023
Total Assets	$11,327,604	—	$11,327,604
Current Liabilities	$12,917,783	—	$12,917,783
Long Term Debt	2,325,556		2,325,556
Total Liabilities	15,243,339	—	15,243,339
Stockholders’ Deficit:
Common Stock	2,561	—	2,561
Additional paid-in-capital	14,443,486	2,227,840	16,671,326
Accumulated deficit	(18,361,782)	(2,227,840)	(20,589,622)
Total Liabilities and Stockholders’ Deficit	$11,327,604	$—	$11,327,604

Statement of Operations (unaudited) for the Three Months Ended September 30, 2005:

	Previously Reported	Increase (Decrease)	Restated
Revenue	$94,080	$(17,410)	$76,670
Cost of Sales	7,223	—	7,223
Gross Profit	86,857	(17,410)	69,447
Total Operating Expenses	1,895,755	(54,783)	1,840,972
Loss from Operations	(1,808,898)	(37,373)	(1,771,525)
Interest Expense	2,344,779	152,309	2,192,470
Loss from Continuing Operations	(4,153,677)	(189,682)	(3,963,995)
Loss from Discontinued Operations	—	189,682	(189,682)
Net Loss	$(4,153,677)	$—	$(4,153,677)

Statement of Operations (unaudited) for the nine Months Ended September 30, 2005:

	Previously Reported	Increase (Decrease)	Restated
Revenue	$352,062	$(99,311)	$252,751
Cost of Sales	57,306	(20,708)	36,598
Gross Profit	294,756	(78,603)	216,153
Total Operating Expenses	6,513,178	2,064,378	8,577,556
Loss from Operations	(6,218,422)	(2,142,981)	(8,361,403)
Interest Expense	5,441,703	(428,141)	5,013,562
Loss from Continuing Operations	(11,660,125)	(1,714,840)	(13,374,965)
Loss from Discontinued Operations	—	(513,000)	(513,000)
Net Loss	$(11,660,125)	$(2,227,840)	$(13,887,965)

Shareholders Equity (unaudited) as of September 30, 2005

Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity

Balance at September 30, 2005, as previously reported	25,605,615	$2,561	$14,443,486	$(18,361,782)	$(3,915,735)
Additional compensation expense and settlement expenses recorded from the issuance of common stock (See Note 4)	—	—	2,227,840	(2,227,840)	—
Balance at September 30, 2005, as restated	25,605,615	$2,561	$16,671,326	$(20,589,622)	$(3,915,735)

2. INTANGIBLES

Intangible assets at September 30, 2005 are as follows

	Value at acquisition	Accumulated amortization	Balance at September 30, 2005
Distribution agreement
(see note 3)	$350,000	$(174,800)	$175,200
Contract rights	472,000	(23,600)	448,400
Other intangibles	651,035	(90,422)	560,613
Total intangibles	$1,473,035	$(288,822)	$1,184,213

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

For the year ending December 31:

Remainder of 2005	$107,153
2006	428,212
2007	340,612
2008	166,737
2009	94,400
2010	47,200

3. NOTES PAYABLE

Convertible Notes

Convertible Notes Payable consists of the following at September 30, 2005 and December 31, 2004:

	2005	2004

First mortgage note secured by real property	$6,750,000	$7,000,000
Second mortgage note secured by real property	3,000,000	3,000,000
Other convertible notes and subordinated debentures	3,994,236	1,475,000
	13,744,236	11,475,000
Less: current portion	(8,154,236)	(7,150,000)
Less: Discount on convertible mortgage and notes payable	(3,297,555)	(3,470,822)
Notes payable, long term portion, net of discounts	$2,292,445	$854,178

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

On May 13, 2005, the Company executed a letter agreement with the holder of the Mitchell Note whereby the Company agreed that the $145,000 interest and real estate tax payment made on behalf of the Company, the $100,000 that was advanced to the Company on April 29, 2005 by the holder of the Mitchell Note, the unpaid interest on the Mitchell Note for March and April 2005 and the legal fees incurred by the holder in connection with the letter agreement, would accrue interest at the default rate of 18% and would be due and payable by the Company on August 1, 2005. The letter agreement also extended the deadline for which the Company was to have filed a registration statement to register the Company’s common stock pertaining to the Mitchell Note and related warrants from April 30, 2005 to June 30, 2005, and extended the date for which the registration statement is required to be declared effective to November 30,2005. The $145,000 payment made on behalf of the Company and the $100,000 advanced to the Company are reflected in the Company’s balance sheet as Other Notes Payable. The Company also agreed to grant the holder of the Mitchell Note an additional 150,000 warrants to purchase the Company’s common stock at an exercise price of $1.50 per share, with the same registration and anti-dilution protections contained in the warrants originally granted to the holder of the Mitchell Note. These warrants were valued at $169,025 and were recorded as a discount to the $245,000 loan. The discount is being amortized through August 1, 2005, and the unamortized balance of this discount at June 30, 2005 is $54,902. The Mitchell Note is secured by a second mortgage on the Lauderdale Property and by substantially all of the Company’s other assets, including the capital stock of its subsidiaries. Because the Company did not pay the required monthly interest payments for March and April 2005, the interest rate on the note was increased to the default rate of 18%.

The Company did not pay the $245,000 plus accrued interest and lender legal fees that was due on August 1, 2005, in accordance with the May 13, letter agreement, nor has it filed a registration statement to register the required securities. The holder of the Mitchell Note issued a default letter on August 2, 2005. On August 11, 2005, the Company entered into two letter agreements with the holder of the Mitchell Note, pursuant to which (i) the holder of the Mitchell Note agreed that the payment due on August 1, 2005 would be deferred until September 1, 2005; (ii) the parties agreed that, until maturity of the Mitchell Note, all monies due under the Mitchell Note, other than monies that accrue interest at the 18% default rate, will bear interest at the lower of 18% per annum or the highest rate permitted by law; (iii) the Company agreed to pay the holder, upon the first monies it receives, in addition to the sums otherwise due under the Mitchell Note, approximately $512,000 plus interest, attorneys’ fees in the amount of $1,000 and any further costs of collection (the “September Payment”); (iv) the Company agreed to pay the holder, up to the September Payment, any monies it receives upon the consummation of the terms of anon-binding letter of intent relating to the sale of the Lauderdale Property;(v) the lender agreed to extend the filing date and effective date of the registration statement to December 31, 2005 and March 31, 2006, respectively; and (vi) the parties agreed that there would be no further grace periods allowed under the Mitchell Note. In addition, the letter agreement provides for the issue to the holder of warrants to purchase an additional 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share under the same terms and conditions as the common stock purchase warrants previously issued to the holder. The September Payment was made in September of 2005.

During the first nine months of 2005, the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $715,000. These convertible promissory notes pay interest at 10% and are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $3.00 per share. The Company issued a convertible promissory note to an accredited investor in the aggregate principal amount of $50,000, which pays interest at 4 1/2% and is due on the second anniversary issuance and is convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $2.00 per share. The Company issued a convertible promissory note to an accredited investor in the aggregate principal amount of $500,000, which pays interest at 4 1/2% and is due on January 1, 2007 and is convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $2.00 per share. The Company also issued an additional $700,000 of promissory notes on September 1, 2005 to a significant stockholder, which mature on various dates between September 10, 2005 and December 15, 2005. The Company also issued a 10% promissory note of $150,000 to an accredited investor on June 27, 2005, which is due on its second anniversary.

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

4. STOCKHOLDERS’ EQUITY

During the first nine months of 2005, the Company issued 398,683 shares of common stock to third parties in exchange for services performed. These services were valued at $1,011,566 and this amount was charged to earnings during the period. The Company also issued 65,540 shares of common stock to employees and directors during the first nine months of 2005 and recorded compensation expense of $161,724. In addition, the Company issued 444,000 shares of common stock to its former chairman as an adjustment to the shares allocated to the original investors of the Company having a fair value of $1,047,840 (See Note 1 Restatement) and 111,566 shares of common stock in connection with the terms of his termination agreement and recorded compensation expense of $263,300, 405,000 shares of common stock as a share price adjustment for certain investors, 97,800 shares of common stock in connection with the acquisition of property and equipment for $244,500 and 121,875 shares of common stock in settlement of a liability of $337,500. Also during this period, the Company issued 60,000 shares in connection with amending the terms of certain notes payable and 8,575 shares for payment of interest expense in lieu of cash. The Company also issued 500,000 shares of common stock to two co-founders of the Company as a settlement adjustment to the shares allocated to the original investors of the Company, having a fair value of $1,180,000 (See Note 1 Restatement).

During the first nine months of 2005, the Company issued 2,395,000 detached common stock purchase warrants to acquire the Company’s common stock in connection with the issuance of convertible promissory notes. The warrants have an exercise price between $2.00 and $3.00 per share and expire on the maturity dates of the respective convertible promissory notes with which they were issued. In addition, the Company issued 2,550,000 common stock purchase warrants at an exercise price of $3.00 per share and 3,575 common stock purchase warrants at an exercise price of $2.00 per share to a significant stockholder inconsideration for converting a substantial portion of his holdings of Company promissory notes to common stock and for extending the maturity dates of some of the other promissory notes of the Company. The Company also issued 300,000 warrants at an exercise price of $1.50 per share to the holder of the Mitchell Note in connection with advances made to the Company during the second quarter of 2005. The aggregate value of the warrants issued during the first nine months of 2005 was $4,016,042, and this amount was recorded as a discount on the Company’s convertible debt with an offset to paid-in-capital. The discount is being amortized on a pro rata basis over the life of the respective convertible debt instruments. The unamortized balance of the discount for these notes as of September 30, 2005 was $1,170,654. No warrants were exercised during the first nine months of 2005 and 7,880,911 warrants were outstanding at September 30, 2005. The unamortized balance of the discount for all notes as of September 30, 2005 was $3,297,555.

5. LOSS PER SHARE

Basic income or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income or loss per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three and six months ended  September 30, 2005 and 2004 because the effect of the additional shares which would be issued, assuming conversion of the convertible notes and common stock purchase warrants, are anti-dilutive for the aforementioned periods.

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

Pursuant to the terms of the purchase agreement, the closing date is expected to be prior to December 31, 2005. If the transaction fails to close due to a default on the part of the purchaser, the deposit will be delivered by the escrow agent to the Company as liquidated damages, and if the transaction fails to close due to a default on the part of the Company, at the option of the purchaser, the Deposit will be returned to the purchaser. Any such return will not limit the purchaser’s right to maintain an action for specific performance by the Company. The Company may be required to obtain stockholder approval for the sale of the Lauderdale Property.

In connection with the purchase and sale agreement for the Lauderdale Property, the purchaser agreed to loan $2.5 million to the Company, to be advanced in three tranches upon the Company meeting certain conditions. The first two tranches, totaling $1.5 million, were received by the Company on October 21, 2005. The third tranche of $1.0 million was received by the Company on November 17, 2005.

The loan will accrue interest at a rate per annum of 6.5% with interest due and payable monthly; provided however, in the event that no event of default exists, the interest will be deferred and paid upon the maturity of the Loan. The Loan will mature no later than a date that is earlier to occur of (i) the date of closing of the purchase and sale of the Lauderdale Property and (ii) December 23, 2005. In addition, the Loan will be secured by a third mortgage on the Lauderdale Property. The proceeds of the loan were used to pay down certain indebtedness and for working capital to continue the Company’s business operations.

The Company’s Board of Directors and management determined that it was in the best interest of the Company’s stockholders to abandon the AGU Studios concept and use the proceeds from the sale of the property to help alleviate the Company’s liquidity crisis, retire currently maturing debt, and provide additional funds for working capital (See Note 9). The Company’s Board of Directors and management believe that selling the Lauderdale Property and focusing on the Company’s core businesses, the Tube Music Network Inc. and AGU Music, Inc. will attract additional investors to the Company. The Company is currently unable to predict the costs of relocating its continuing operations from the Lauderdale Property into a permanent replacement facility.

On January 27, 2005, the Company was served with a summons with notice by Jarred Weisfeld and Cherry Jones, individually and doing business as JarredCherry Productions LLC, referred to herein as the plaintiffs, which indicates that the plaintiffs commenced an action against the Company. The plaintiffs alleged, among other things, breach of contract, and breach of implied covenant of good faith and fair dealing, unfair competition, tortuous misappropriation of goodwill, and deceptive acts and practices pursuant to Section 349 of the New York General Business Law. The dispute originated from an alleged agreement between the plaintiffs and the Company related to the works of the late Mr. Russell Jones, who was the son of Ms. Jones and the management client of Mr. Weisfeld. The complaint indicated that the plaintiffs were seeking compensatory and punitive damages of no less than $1,812,500 for each of the six causes of action alleged. On June 20, 2005, the Company and the Plaintiffs entered into a Confidential Settlement Agreement and Mutual Release (the “Agreement”) wherein the parties agreed to resolve their differences without admitting or acknowledging the validity of the position taken by the other parties in the course of the litigation. Under the terms of the Agreement, the Company paid JarredCherry $10,000 on June 28, 2005, and will pay $10,000 per month for eight consecutive months commencing 30 days from the date of the Agreement, as full and final settlement of the disputes. The complaint filed by the Plaintiffs has since been dismissed.

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

8. SEGMENT REPORTING

The Company has two reportable operating segments: The Tube and AGU Music. AGU Studios operations have been discontinued and are being reported as discontinued operations (see Note 9). The Tube airs traditional music videos and live concerts of contemporary music material that is derived from archived video and music collection libraries. When fully operational, the Company expects that The Tube will generate revenues by selling advertising time and through direct sales of music related to the content broadcasted on the network. AGU Music is a record company engaged in the release of recorded music materials acquired through artist signings and acquisitions. AGU Studios was originally conceived as a comprehensive media entertainment center, which will offer film, television and music production facilities, sound stages for recording, and executive offices for the Company’s operations and other entertainment industry organizations. However, the Company’s continued liquidity problem requires the Company to sell the Lauderdale Property and cease operations with respect to AGU Studios (see Note 6 for further information). Each segment is separately managed and is evaluated by the Company’s chief operating decision makers for the purpose of allocating the Company’s resources. The Company also has a corporate headquarters function, which does not meet the criteria of a reportable operating segment.

The table below presents information about reportable segments for the three and nine months ending September 30, 2005 and 2004.

	Three Months		Nine Months
	2005	2004	2005	2004
Revenues
AGU Music	$76,670	$—	$252,751	$15,000
The Tube	—	—	—	—
Consolidated revenues before discontinued operations	76,670	—	252,751	15,000
Discontinued operations	17,410	—	99,311	—
Consolidated revenues	$94,080	$—	$352,062	$15,000

Operating loss
AGU Music	(85,586)	(551,837)	(492,966)	(1,504,418)
The Tube	(470,993)	(709,217)	(2,365,665)	(1,485,253)
Segment loss before corporate and discontinued operations	(556,579)	(1,261,054)	(2,858,631)	(2,989,671)
Corporate	(1,214,946)	(540,144)	(5,502,772)	(1,222,268)
Discontinued operations	(189,682)	—	(513,000)	—
Consolidated operating loss	$(1,961,207)	$(1,801,198)	$(8,874,403)	$(4,211,939)

The table below reconciles the measurement of segment profit shown in the previous table to the Company’s consolidated income before taxes:

	Three Months		Nine Months
	2005	2004	2005	2004
Total segment loss	$(556,579)	$(1,261,054)	$(2,858,631)	$(2,989,671)
Operating loss - corporate	(1,214,946)	(540,144)	(5,502,772)	(1,222,268)
Loss from discontinued operations	(189,682)	—	(513,000)	—
Other income	—	10,760	—	10,760
Interest expense	(2,192,470)	(54,752)	(5,013,562)	(99,905)
Loss before income tax	$(4,153,677)	$(1,845,190)	$(13,887,965)	$(4,301,084)

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

10. RELATED PARTY TRANSACTIONS

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

Accounts payable to related parties at September 30, 2005 totaled approximately $339,000. Included in this amount was $6,700 in director’s fees payable to a certain director and a $5,000 director’s fee payable to a second director.

During October and November 2005, the Company received various loans from two significant stockholders totaling $111,000. These loans were repaid during the same period from proceeds received in connection with the sale of the Lauderdale property.

11. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial condition and operating results, specifically a working capital deficiency of approximately $12.3 million and a stockholders deficiency of approximately $3.9 million at September 30, 2005, as well as a net loss and net cash used in operations of approximately $13.9 million and $3.8 million, respectively, for the nine months ending September 30, 2005 and de-minimus cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company’s television network, recorded music business and the sale of the Lauderdale Property.

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

12. SUBSEQUENT EVENTS

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

On October 21, 2005, the Company issued a promissory note in the aggregate principal amount of $250,000 (the “Buntrock Note”) to the holder of the first mortgage note secured by the Lauderdale Property, as consideration for past defaults by the Company under the first mortgage. The Company did not receive any additional cash proceeds in connection with the Buntrock Note. The Buntrock Note bears interest at the applicable Internal Revenue Service federal interest rate per annum, as adjusted from time to time, and matures on the earlier of (i) the date of closing of the purchase and sale of the Lauderdale Property or (ii) December 23, 2005. In the event of the continuation of any default in payment for a period of ten days after such payment is due, the holder of the Buntrock Note may declare the entire unpaid principal and interest immediately due and payable. In order to compensate the holder of the Buntrock Note for loss and expense occasioned by handling delinquent payments, the Company must pay, in addition to any interest, a service charge equal to 5% of the amount of any payment received by the holder ten days or more after the due date thereof. Upon the occurrence of any default under the Buntrock Note or any default under the loan documents related to the first mortgage on the Lauderdale Property, the Company must pay the holder, on demand, interest on all sums outstanding under the Buntrock Note at the lesser of (i) the maximum rate permitted by applicable law or (ii) 18% per annum.

In addition, in connection with the Buntrock Note, the Company and the holder of the first mortgage note on the Lauderdale Property entered into an agreement pursuant to which the holder agreed to waive certain defaults under the first mortgage and the Company agreed to issue 175,000 shares of the Company’s common stock to the holder and 125,000 shares the holder’s legal counsel.

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

In the third quarter of 2004, our board of directors decided to purchase and develop a facility that would serve as a comprehensive media entertainment recording and production facility that would encompass film, television and musical projects. On December 22, 2004, we closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the “Lauderdale Property”). Our business plan envisioned a facility that will consist of approximately 75,000 square feet of office space available for lease, as well as six sound stages, an audio production studio and a two and a half acre back lot for film projects. The Company’s expectation was that revenue would be generated by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. A limited amount of production activity did take place on the Lauderdale Property in 2004 and in the first nine months of 2005, and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., a Florida Corporation, under which our studio development and production activities were to have taken place. However, due to the Company’s continuing liquidity problems (see Liquidity and Capital Resources), we have decided to sell the Lauderdale Property, and use the proceeds, $2.5 million of which the Company received in October and November 2005 in the form of a bridge loan from the purchaser, to pay down maturing debt and for working capital and to discontinue the operations of AGU Studios.

Because of the start up nature of our business throughout most of 2004, our results of operations and cash flows in the third quarter of 2005 are not comparable to the same period of a year ago.

Restatement

The Company has restated its previously issued, September 30, 2005 unaudited (condensed) consolidated financial statements for matters related to the following previously reported items: discontinued operations; issuance of stock as compensation to a director in connection with an employment contract and the issuance of stock in connection with the settlement of a dispute.

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

Our financial condition and operating results, specifically a working capital deficiency of approximately $12.3 million, a stockholders deficiency of approximately $3.9 million and de-minimus cash on hand as of September 30, 2005, as well as a net loss and net cash used in operations of approximately $13.9 million and $3.8 million, respectively, for the nine months ending September 30, 2005 raise substantial doubt about our ability to continue to operate as a going concern.

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

As part of the purchase price of the Lauderdale Property, we issued to the seller on December 22, 2004 a convertible promissory note in the principal amount of $7,000,000. The note pays interest at an annual rate of 6.5% and is convertible at any time at the seller’s option into shares of our common stock at a conversion price of $2.50 per share. A principal payment of $250,000 was due on June 25, 2005 and was paid on July 1, 2005. The remaining balance of the note matures on December 22, 2005. All of our obligations to the seller under this convertible promissory note and related agreements are secured by a first mortgage on the Lauderdale Property, including all of our rights, title and interest as lessor in and to all leases or rental arrangements of the Lauderdale Property. At the closing of the purchase of the Lauderdale Property, we made a prepayment into an escrow account of $150,000 for interest on the note and real estate taxes on the Lauderdale Property covering the quarterly period ending March 31, 2005. Additional quarterly prepayments of $145,000 are required to be put into escrow beginning March 22, 2005. We did not make the required prepayment on March 22, 2005. This amount was paid on behalf of the Company by one of our other creditors (see below) on April 22, 2005, at which time we received a letter from the holder of the first mortgage note acknowledging the cure of the payment default. The quarterly prepayment, which was due June 22, 2005, was paid by the Company on July 1, 2005, with the proceeds of a note issued on the same date by the Company to a related party.

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

Pursuant to the terms of the purchase agreement, the closing date is expected to be prior to December 31, 2005. If the transaction fails to close due to a default on the part of the purchaser, the deposit will be delivered by the escrow agent to us as liquidated damages, and if the transaction fails to close due to a default on our part, at the option of the purchaser, the deposit will be returned to the purchaser. Any such return will not limit the purchaser’s right to maintain an action for specific performance by us. We may also be required to obtain stockholder approval for the sale of the Lauderdale Property.

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

Cash used in operations for the first nine months of 2005 was $3,750,000, which was primarily the result of our operating loss of $13,888,000, partially offset by increases to accounts payable and accrued expenses and the issuance of common stock in exchange for services. Cash used in operations in 2004 was $3,343,000. We expect to continue to generate negative cash flows from operations until such time as we can gain national distribution for, and generate significant advertising revenues from, The Tube. No assurances can be given as to when or if we will be able to develop profitable operations.

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

We received cash from financing activities in the first nine months of 2005 in the amount of $3,271,000, as compared to $3,564,000 in the same period of a year ago. The decrease was due to repayments of certain debt in 2005.

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

The Company’s financial condition and operating results, specifically a working capital deficiency of approximately $12.3 million and accumulated deficit of approximately $20.6 million at September 30, 2005, as well as a net loss of approximately $13.9 million for the nine months ending September 30, 2005 and de-minimus cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company’s television network, recorded music business and the sale of the Lauderdale Property

Moreover, as a result of our liquidity issues, we have experienced delays in the repayment of certain promissory notes upon maturity. However, certain holders of our promissory notes have agreed to extend the due dates on their promissory notes. If in the future, the holders of our promissory notes demand repayment of principal and accrued interest instead of electing to extend the maturity dates on their notes and if we are unable to repay our debt when due because of our continued liquidity issues, we may be forced into an involuntary bankruptcy filing.

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

Results of Operations for the Three Months ended September 30, 2005 and 2004

Revenues from continuing operations were $77,000 for the three months ended September 30, 2005 and $0 for the three months ended September 30, 2004 and were primarily related to recorded music shipments by AGU Music. Approximately $17,000 of revenues were generated by the discontinued operations of AGU Studios. AGU Music had gross profit of $69,000 and the gross profit from discontinued operations was $17,000 during the period.

Our operating loss from discontinued operations for the three months ended September 30, 2005 was $190,000 compared to $0 for the three months ended September 30, 2004.

Operating expenses from continuing operations were $1,961,000 and $1,801,000 for the three months ended September 30, 2005 and 2004, respectively, the majority of which was general and administrative expenses. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering, and complete the sale of the Lauderdale Property.

Interest expense in the three months ended September 30, 2005 was $2,192,000 as compared to $55,000 in 2004, and includes $1,878,000 for the reduction of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense was the result of increased indebtedness in 2005.

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

Results of Operations for the Nine Months ended September 30, 2005 and 2004.

Revenues from continuing operations were $253,000 for the nine months ended September 30, 2005 and $15,000 for the nine months ended September 30, 2004 and were primarily related to recorded music shipments by AGU Music. Revenues of approximately $99,000 were generated by the discontinued operations of AGU Studios. AGU Music had gross profit of $216,000 and the gross profit from discontinued operations was $79,000 during the period.

Our operating loss from discontinued operations for the nine months ended September 30, 2005 was $513,000 compared to $0 for the nine months ended September 30, 2004.

Operating expenses from continuing operations were $8,578,000 and $4,227,000 for the nine months ended September 30, 2005 and 2004 respectively, the majority of which was general and administrative expenses. Included in this amount is $1,180,000 of expense in connection with the issuance of common stock in the settlement of a dispute and $1,048,000 for the issuance of common stock as compensation to a director. Thus far in 2005 our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering and sale of the Lauderdale Property.

Interest expense for the nine months ended September 30, 2005 was $5,014,000, as compared to $100,000 for the nine months ended September 30, 2004, and includes $4,245,000 for the reduction of debt discounts and the amortization of deferred financing fees. The remainder of the increase in interest expense is the result of increased indebtedness in 2005.

We did not record a tax benefit during this period as we determined that it was more likely than not that we would not be able to generate sufficient taxable income to use any net deferred tax assets. As such, we increased our valuation allowance for the net deferred tax asset that existed at December 31, 2004 so that no net tax benefit was recorded in 2005.

Our net loss for the nine months ended September 30, 2005 was $13,888,000, as compared to $4,301,000 in the prior year.

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

On August 25, 2005, we issued a convertible promissory note in the aggregate principal amount of $50,000 and warrants to purchase 21,667 shares of our restricted common stock to an accredited investor. The promissory note accrues interest on the principal balance at an annual rate of 4.5% and matures on August 25, 2007. The interest on the promissory note is compounded quarterly beginning November 25, 2005. At any time, the holder of the promissory note may convert the principal and interest of the promissory note into shares of our common stock at the conversion price of $2.00 per share. The warrants have an exercise price of $2.00 per share and are exercisable until February 25, 2007. The Company granted “piggy-back registration” rights for the shares of common stock underlying the promissory note and the warrant. We maintain that the issuance of these securities is exempt under the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated there under as a transaction by an issuer not involving a public offering.

On November 1, 2005, the Company and Tarragon entered into a First Amendment to the Agreement for Purchase and Sale, dated as of November 1, 2005 (the “First Amendment”), pursuant to which the Company agreed to extend the investigation period from November 1, 2005 to November 15, 2005, during which period Tarragon was permitted to examine the Lauderdale Property.

On December 2, 2005, the Company and Tarragon entered into a Second Amendment to the Agreement for Purchase and Sale, dated as of December 1, 2005 (the “Second Amendment”), pursuant to which the Company agreed to provide Tarragon with an option of extending the closing date of the transaction to December 31, 2005 from December 15, 2005. In order to exercise the option, Tarragon was required to forward to the Company, on or before December 2, 2005, an additional security deposit in an amount equal to $1,000,000 (“Extension Additional Deposit”). On December 2, 2005, Tarragon exercised the option to extend the closing date and paid the Extension Additional Deposit to the Company. The Extension Additional Deposit will be credited to Tarragon’s obligation to pay the purchase price on the closing date and is fully non-refundable to Tarragon, except in the event that the Company defaults under the Agreement for Purchase and Sale or any permitted right of termination under the Agreement for Purchase and Sale in favor of Tarragon.

In connection with the extension of the closing date, Tarragon agreed to provide the Company with a credit at closing to cover the Company’s expenses for the Lauderdale Property during the extension period. In addition, Tarragon also agreed to comply with the Company’s obligations under the Tri-Party Developer’s Agreement, dated as of November 4, 2005, by and among the City of Lauderdale Lakes, the Company and Tarragon to demolish the building on the Lauderdale Lakes property no later than February 15, 2006.

Our wholly-owned subsidiary, The Tube Music Network, Inc. entered into a services agreement with Crawford Communications, Inc. dated as of July 13, 2005. Pursuant to the services agreement, Crawford Communications provides us with origination services, library/storage services, uplink services, satellite space, security, monitoring services, performance and operation support. The term of the services agreement is for three years beginning on August 1, 2005. As consideration for services, pursuant to the services agreement, we will pay Crawford Communications a monthly fee during the term of the agreement of $40,000. Any amounts due to Crawford Communications that are not paid within 20 days after the due date will accrue interest from the due date until paid at the rate of the lesser of one and one percent (1%) per month or the highest rate permitted by applicable law. Upon execution of the services agreement, we delivered to Crawford Communications $80,000, which represented the first monthly fee and a security deposit to be held and used by Crawford Communications for payment of any valid fees, expenses or other charge against us, including interest due to late payments. In the event that Crawford Communications must use any part of or the entire amount of the security deposit prior to the termination of the services agreement, we will pay to Crawford Communications all or a portion of the security deposit as Crawford Communications may demand in writing. Any portion of the security deposit remaining at the termination of the agreement will be returned to us.

Crawford Communications will issue a credit to us on a monthly basis for any outage, as defined in the services agreement, occurring for ten or more consecutive minutes or for more than fifteen cumulative minutes in a twenty-four hour period. The credit will be equal to the quotient of the monthly fee divided by forty-three thousand two hundred multiplied by the total length of the qualifying outage expressed in minutes rounded to the nearest minute. Crawford Communications, during the term of the services agreement, will offer to us the opportunity to upgrade the services or obtain new services that are made generally available by Crawford Communications on commercially reasonable terms and pricing. Additionally, in the event that Crawford Communications introduces any new technology that substantially or materially increases the overall capacity of the space segment available to Crawford Communications or materially reduces the costs of such capacity, Crawford Communications will promptly notify us and upon written request from us, we and Crawford Communications will negotiate in good faith an equitable reduction in the fees payable by us under the services agreement.

In the event we default under the services agreement, Crawford Communications would be entitled to terminate the services agreement, retain any unapplied portion of the security deposit and exercise any other remedies available to it under the services agreement or applicable law. In the event that Crawford Communications defaults under the services agreement, we would be entitled to terminate the services agreement and exercise any other remedies available to us under the services agreement or applicable law. The services agreement contains representations and warranties that are customary of an agreement of this type.

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

4.6	Common Stock Purchase Warrant of AGU Entertainment Corp. issued to Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed August 2, 2004)

4.7	Promissory Note issued by AGU Entertainment Corp. to Robert Jaffee (incorporated by reference to the Registrant’s Form 8-K filed August 2, 2005).

4.8	Warrant to purchase up to 400,000 shares of common stock of AGU Entertainment Corp. issued to Robert Jaffee (incorporated by reference to the Registrant’s Form 8-K filed August 2, 2005).

4.9	$500,000 Promissory Note, dated August 31, 2005, issued to Robert Alan Kast by AGU Entertainment Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed on September 8, 2005).

4.10
$200,000 Promissory Note, dated August 31, 2005, issued to Daniel K. Kast and Lenore S. Kast by AGU Entertainment Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed on September 8, 2005).

4.11
Warrant to subscribe for 100,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed on September 8, 2005).

4.12
Warrant to subscribe for 200,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed on September 8, 2005).

4.13
Warrant to subscribe for 100,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed on September 8, 2005).

4.14
Warrant to subscribe for 150,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed on September 8, 2005).

4.15
Warrant to subscribe for 200,000 shares of common stock of AGU Entertainment Corp. issued to Daniel K. Kast and Lenore S. Kast (incorporated herein by reference to the Registrant’s Form 8-K filed on September 8, 2005).

4.16*	Warrant to subscribe for 21,667 shares of common stock of AGU Entertainment Corp. issued to Arnold Palmer.

4.17*	$50,000 Promissory Note issued by AGU Entertainment Corp. to Arnold Palmer.

4.18*	Warrant to subscribe for 16,667 shares of common stock of AGU Entertainment Corp. issued to Ron Moore.

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

10.4
Agreement for Purchase and Sale, dated as of August 29, 2005, by and between AGU Entertainment Corp. and Tarragon South Development Corp. (includes the Side Letter) (incorporated herein by reference to the Registrant’s Form 8-K filed on November 17, 2005).

10.5
Consulting Agreement dated as of August 31, 2005, by and between AGU Entertainment Corp. and DKK-RK Enterprises, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filed on September 8, 2005).

10.6
Letter Agreement, dated September 2, 2005, by and between AGU Entertainment Corp., The Tube Music Network, Inc. and AGU Music Inc. and Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed on September 8, 2005).

10.7*	Amendment No. 3 to Agreement for Purchase and Sale, dated as of December 2, 2005, by and between Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A and AGU Entertainment Corp.

10.8*	First Amendment to Agreement for Purchase and Sale, dated as of November 1, 2005, by and between AGU Entertainment and Tarragon South Development Corp.

10.9*	Second Amendment to Agreement for Purchase and Sale, dated as of December 2, 2005, by and between AGU Entertainment and Tarragon South Development Corp.

10.10
Services Agreement by and between The Tube Music Network, Inc. and Crawford Communications, Inc. dated as of July 13, 2005. (incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2005)

31.1
Certification of D. Patrick LaPlatney, Chief Executive Officer of the Company, dated September 1, 2006, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Celestine F. Spoden, Chief Financial Officer of the Company, dated September 1, 2006, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of D. Patrick LaPlatney, Chief Executive Officer of the Company, and Celestine F. Spoden, Chief Financial Officer of the Company, dated September 1, 2006 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 1, 2006	/s/ Celestine F. Spoden
Name: Celestine F. Spoden
Title: Chief Financial Officer