Form 10KSB/A
period 2005-12-31
Tube Media Corp.
filed 2006-12-07
CIK 1168932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 005-79752

The Tube Media Corp.
(Name of small business issuer in its charter)

Delaware	84-1557072
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification

1451 West Cypress Creek Road, Ft. Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)

(954) 714-8100
(Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:
Common stock, par value $0.0001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as (defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The Company’s revenues for the year ended December 31, 2005 were $360,503.

As of March 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $54,208,040 based on the average of the high and low sales price as reported on the Over-The-Counter Bulletin Board.

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of May 5, 2006 was 27,292,841.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Explanatory Note

In review of our annual report on Form 10-KSB for the year ended December 31, 2005, we determined that we needed to restate Form 10-KSB for the year ended December 31, 2005 and our quarterly financials for the quarterly reports on Form 10-QSB for the quarter ended March 31, 2006 and for the quarter ended June 30, 2006 to reflect a liability in connection with convertible promissory note and a warrant that contain an embedded derivative as of December 31, 2005.

This Amendment No. 1 to our Form 10-KSB for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission on May 11, 2006 (the “Initial Filing”), is being filed to reflect the restatement of our consolidated balance sheet at December 31, 2005 and our consolidated statements of operations, consolidated statements of changes in stockholders’ equity (deficiency) and consolidated statements of cash flows for the year ended December 31, 2005 and the notes related thereto, as well as corresponding changes to the discussion of the results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004, and Liquidity and Capital Resources contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations. Section 8A, Controls and Procedures was also revised. For a more detailed description of this restatement, see Note 1, “Nature of Operations and Basis of Presentation - Restatement” and Note 14, “Embedded Derivative” to the accompanying consolidated financial statements and the section entitled “Restatement of 2005 Financial Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-KSB/A. This Form 10-KSB/A only amends and restates Items 6, 7 and 8A of Part ll and 13 of Part I of the Initial Filing and no other material information in the Initial Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Initial Filing or to modify or update those disclosures affected by subsequent events except that we updated the information contained in such sections to include recent accounting pronouncements.

We also corrected typographical errors. In addition, pursuant to the rules of the SEC, Item13 of Part Ill to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2 and 32.1, respectively.

THE TUBE MEDIA CORP.
(Formerly AGU Entertainment Corp.)

FORM 10-KSB

Page number s to change

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

Unless the context indicates otherwise, all references to “we,” “our,” “us” or the “Company” refer, on a consolidated basis, to The Tube Media Corp., a Delaware corporation.

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

Effective April 1, 2004, we entered into a share exchange agreement with Pyramid Music Corp., a Florida corporation (“PMC”). Under the terms of the share exchange agreement, we acquired 100% of the outstanding common stock of PMC in exchange for 16,922,464 shares of our common stock. On March 26, 2004, in anticipation of the completion of the share exchange, we changed our name to AGU Entertainment Corp. As of April 1, 2004, upon completion of the share exchange, the former shareholders of PMC owned, on a fully diluted basis, approximately 80% of the outstanding common stock of AGU Entertainment Corp., which resulted in a change in control. The transaction was accounted for as a reverse merger and recapitalization whereby PMC, which became a wholly-owned subsidiary of AGU Entertainment Corp., was deemed to be the acquirer for accounting purposes. In addition, as of April 1, 2004, AGU Entertainment Corp. had no identifiable assets and liabilities. As a result, PMC is deemed to be the surviving accounting and reporting entity, and all of the historical financial information presented in this Form 10-KSB, including the consolidated financial statements and Management’s Discussion and Analysis or Plan of Operations, reflect the assets, liabilities, results of operations and cash flows of PMC and its subsidiaries, The Tube Music Network, Inc., a Florida corporation (“The Tube”) and Pyramid Records International, Inc., a Florida corporation (“PRI”).

In July of 2004, we dissolved PMC, and as a result The Tube and PRI became direct, wholly-owned subsidiaries of AGU Entertainment Corp.(the “Company”) On October 20, 2004, the Company’s shareholders approved the reincorporation of the Company in the State of Delaware through a merger of the Company into a wholly-owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in the Company becoming a Delaware corporation, effective as of October 21, 2004, and did not result in any change in the Company’s name, headquarters, business, jobs, management, location or any of the Company’s offices or facilities, number of employees, taxes payable to the State of Colorado, assets, liabilities or net worth.

In February of 2005, we formed two new subsidiaries, AGU Studios, Inc. (“AGU Studios”), a Florida corporation, and 3200 Oakland Park Boulevard, Inc., a Florida corporation (“3200 Oakland Park”). Liquidity issues and the sale of the property located in Lauderdale Lakes, Florida, the operations of AGU Studios and 3200 Oakland Park have been discontinued. See “Item 2. Description of Property” for additional information regarding the sale of the property in Lauderdale Lakes, Florida.

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

On March 6, 2006, The Tube entered into a charter affiliation agreement with Tribune Broadcasting Company (“Tribune”). The charter affiliation agreement provides that Tribune will have the exclusive right and obligation to transmit The Tube’s music network via broadcast television from Tribune’s existing and acquired stations in the designated markets specified in the charter affiliation agreement. Tribune, a division of Tribune Company, one of the country's leading broadcast television companies, operates, as of March 6, 2006, 26 television stations in 22 markets, including New York, Los Angeles, Chicago, Philadelphia, Boston and Miami. Tribune is well established in the industry with stations in nine of the country's top 10 markets, and 18 of the top 30.

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

On March 22, 2006, The Tube also entered into a charter affiliation agreement with Sinclair Television Group, Inc. (“Sinclair”). The charter affiliation agreement provides that Sinclair will have the exclusive right and obligation to transmit The Tube’s music network from Sinclair’s existing and acquired stations in the designated markets specified in the charter affiliation agreement. As of March 22, 2006, Sinclair owns and operates programs or provides sales and services to 58 television stations in 36 markets, including Pittsburgh, St. Louis, Minneapolis, Tampa, Las Vegas, Baltimore, Nashville, Columbus, Cincinnati and Syracuse.

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

On March 31, 2006, the Company entered into agreements with two individuals (the “Lenders”) pursuant to which the Lenders agreed to loan an aggregate amount of $800,000 (the “Bridge Loan”) to the Company. In connection with the Bridge Loan, the Company issued two promissory notes (the “Bridge Notes”), in the aggregate principal amount of $800,000, to the Lenders, both of whom are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan will accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes will be due on March 31, 2007. The payments due under the Bridge Notes will be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company will pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company will pay each Lender the total amount due under each Bridge Note. Upon the occurrence of an event of default under the Bridge Notes, (i) the entire unpaid balance of the principal and any interest on the Bridge Notes will bear interest at the rate of 12% per year; and (ii) the holders of the Bridge Notes may, without notice and at their option, accelerate the maturity of the Bridge Notes and cause the entire unpaid balance and any interest on the Bridge Notes to be immediately due and payable. An event of default under the Notes occurs upon (i) the Company’s failure to timely pay any amount due under the Bridge Notes; (ii) the institution of any bankruptcy, reorganization, insolvency, liquidation or other proceeding for relief by or against the Company, and if instituted against the Company, the Company consents to any such proceeding or such proceeding is not dismissed within 90 calendar days; and (iii) any breach by the Company of the terms of the Bridge Notes that remains uncured for more than five days after receipt of written notice of such breach.

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

The Tube - Our business plan provides for The Tube to deliver free-to-the-consumer advertiser supported music video programming 24 hours per day, seven days a week. We anticipate penetration into approximately 23 million homes by the end of 2006. The Tube will be the only all-music multicast network on television and will not air any game shows, awards shows, reality shows or news shows. In addition to revenue generated from national advertising, it is intended that The Tube will also have a local component offering radio tie-ins, local marketing, promotions and local advertising. See “Risk Factors - Our failure to develop advertising revenues could adversely impact our business.” In addition, our business plan also contemplates that The Tube will feature a direct e-commerce component that will enable the audience to purchase the music they see and hear immediately by telephone or online. All facets of The Tube, from programming, to advertising to marketing and promotion will remain true to its vision, which is to deliver pure music and entertainment content to an audience that we believe craves quality music.

The Tube is designed to appeal to the economically powerful 35 and over age group. In a departure from the way music has traditionally been presented on television, the goal of The Tube is to invigorate music enthusiasts with a bold fusion of music that crosses multiple formats and spans every decade since the introduction of The Beatles. We draw from music video archives from classic video artists such as U2, Duran Duran and the Eurhythmics and feature them alongside new tracks by heritage artists and rare concert clips from acts such as The Eagles, Aerosmith, Sting, Eric Clapton and The Rolling Stones. See “Risk Factors - We may not be able to purchase and/or license assets that are critical to our business.”

Les Garland, who co-founded music television stations MTV, VH1 and The Box, serves as the chief executive officer of The Tube. Mr. Garland oversees programming content, distribution, branding, marketing, promotions, public relations and advertising, and also serves as our senior executive vice president and a member of our board of directors.

We anticipate that The Tube will be the first music network to be distributed using the digital, over-the-air signal of broadcast television stations. In the late 1990’s, broadcasters throughout the country were granted portions of the airwaves at no cost with the understanding that they would provide free digital signals as part of the U.S. government’s desire for high definition television. However, due to improvements in digital signal compression, the bandwidth required to broadcast digital television was substantially reduced, leaving broadcasters with excess bandwidth to use at their discretion. As a result, there are currently a number of media companies that have the ability to offer a digital quality picture over the air directly to consumers and indirectly through the cable and satellite operators’ digital box using surplus bandwidth from local broadcasters. Our business plan assumes that The Tube will achieve its national distribution targets in three steps: (1) create a revenue opportunity for broadcasters that carry The Tube, (2) negotiate distribution agreements with major broadcast groups that own stations in multiple markets, and (3) facilitate “retransmission consent” agreements between broadcast groups and cable multiple systems operators, which will carry The Tube as a digital channel on these cable systems.

In April 2005, AGU Music entered into a charter affiliate affiliation agreement with Raycom Media, Inc. (“Raycom”). The charter affiliation agreement provides that Raycom will broadcast The Tube via a new broadcasting concept referred to as “multicasting,” which enables consumers in Raycom markets to receive The Tube with digital cable service or with television sets that are enabled with digital tuners. Raycom owns and operates 39 television stations in 20 states. In March of 2006, the Company entered similar charter affiliate affiliation agreements with Tribune and Sinclair pursuant to which Raycom, Tribune and Sinclair will transmit The Tube in 71 of the top 100 television markets in which their affiliates own and/or operate television stations.

In April 2005, The Tube entered into a technical services agreement, dated as of December 1, 2004 with Skyport Services, Inc. (“Skyport”), a subsidiary of Equity Broadcasting Corporation. Equity Broadcasting Corporation is a stockholder of the Company and has provided contract services to the Company since January 1, 2004. The technical services agreement provided that Skyport would broadcast The Tube and provide The Tube with origination services, transmission and compression services, post-production services, and satellite reception authorization services. The technical services agreement was terminated on November 30, 2005.

In August 2005, The Tube entered into a second technical services agreement with Crawford Communications, Inc. (“Crawford”), replacing the Skyport services agreement, which also provides origination services, library/storage services, uplink services, satellite space, security, monitoring services, performance, and operational support services with respect to The Tube’s program material, twenty-four (24) hours per day, seven (7) days per week during the Term. The Crawford agreement is a three year agreement.

We expect to launch The Tube beginning in the second quarter of 2006, with a much broader launch in the third quarter of 2006, with a national media campaign utilizing marketing, promotions and public relations to reach every relevant audience for the network. The campaign will be designed to heighten awareness of the network, stimulate demand for it across the country and cultivate its image as the only network that delivers quality music and entertainment content. There can be no assurances that we will be able to launch The Tube or reach the distribution targets anticipated in our business plan. See “Risk Factors - We may be unable to implement our business and growth strategy” and “We intend to launch new products in a volatile market and we may be unsuccessful.”

AGU Music - AGU Music executes the marketing, promotion and distribution of high quality music recordings through distribution agreements with ARK 21 Records, L.P., an affiliate of Universal Music Group, and Sony BMG, via its affiliate Sanctuary Music. We pursue a mixture of marquee and classic recording artists with a history of success as well as fresh innovative talent. See “Risk Factors - We may not be able to maintain our client relationships that we have developed.”

We do not target the youth pop music market, which is generally associated with large marketing budgets and significant financial risk. AGU Music projects are targeted to reach the 25-54 year old demographic, which we believe is associated with a greater amount of consumer spending than any other segment of the population. We intend to integrate AGU Music with The Tube to provide a unique marketing advantage for our record label by directly selling music to the consumer through The Tube and also making music available to the consumer through traditional retail channels via AGU Music’s distribution system.

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

Competition

The Tube and AGU Music operate in industries that are highly competitive, with many national and international firms competing in the areas served by us. Many of these competitor firms are well established in these markets and many have greater financial resources and managerial capabilities than us. We expect to encounter substantial competition in our efforts to grow our business. See “Risk Factors - We may encounter intense competition from substantially larger and better financed companies.”

Employees

As of December 31, 2005, we had 23 full time employees.

Available Information

We currently do not have any of our SEC filings available on our website, as it is currently under construction. Our website address is www.tubemediacorp.com. By June 30, 2006, we expect to make available free of charge through the investor relations section of our website, our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The information on our website will not be and should not be considered part of this document and is not incorporated into this document by reference. The website is only intended to be an active textual reference. This information is currently available through the website of the SEC, www.sec.gov, and can also be obtained by directly contacting the Company’s corporate headquarters.

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

We had a net loss of approximately $21.8 million for the fiscal year ended December 31, 2005 and a working capital deficiency of approximately $11.9 million as of December 31, 2005. These matters raise substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management’s ability to develop profitable operations and resolve our liquidity problems. We anticipate that we will attain profitable status and improve our liquidity through the continued development of our television network and recorded music business. If we are not able to continue as a going concern, we may cease to operate and our investors will lose some or all of their investment.

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

AGU Music’s clients are, and will be, comprised primarily of artists and celebrities. This clientele is fragmented and requires a great deal of servicing to maintain strong relationships. Our ability to maintain client loyalty will be dependent upon our ability to successfully market and distribute their products. We cannot assure you that we will be successful in maintaining relationships with our artists. Our inability to maintain these relationships could have a material adverse effect on our business, results of operations and financial condition.

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

If we are successful in developing our business plan, the anticipated future growth of the business could place a significant strain on our managerial, operational and financial resources. We cannot assure you that management would effectively manage significant growth in our business. If we are successful in executing our business plan and achieve our anticipated growth, such success will place significant demands on our management, as well as on our administrative, operational and financial resources. For us to manage our growth and satisfy the greater financial, disclosure and internal control requirements that arise with exiting the development stage and becoming fully operational, we must:

•	upgrade our operational, financial, accounting and management information systems, which would include the purchase of new accounting and human resources software;

•	identify and hire an adequate number of operating, accounting and administrative personnel and other qualified employees;

•	manage new employees and integrate them into our culture;

•	incorporate effectively the components of any businesses or assets that we may acquire in our effort to achieve or support growth;

•	closely monitor the actions of our music company distributors and broadcast entities which air The Tube and manage the contractual relationships we have with them; and

•
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

See “Legal Proceedings” for further discussion of this and other disputes.

There are potential conflicts of interests and agreements that are not subject to arm’s length negotiations.

Since our inception, several of our stockholders have provided bridge financing for start-up costs and working capital. During the fiscal year ended December 31, 2005, these stockholders advanced a total of $1,459,828, of which $679,025 of these bridge loans were repaid from the proceeds of other debt offerings and $ 780,803 remains outstanding as of December 31, 2005. Additionally, several of our stockholders are affiliated with entities that may receive consulting fees and other compensation related to the performance of services for us. See “Certain Relationships and Related Transactions” and “Legal Proceedings” for further discussion of these transactions.

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

We also entered a registration rights agreement that requires, on or prior to the 60th calendar day after the closing of the private placement, we file with the Securities and Exchange Commission a registration statement covering the resale of the registrable securities issued on April 21, 2005.

In connection with the charter affiliation agreement with Tribune, we entered into a letter agreement, dated March 6, 2006, pursuant to which we agreed to issue to Tribune (i) within 10 days after the execution of the charter affiliation agreement, a warrant to purchase shares of our common stock, at an exercise price of $2.25 per share, and shares of common stock; (ii) upon Tribune’s transmission of The Tube’s music network to television stations in markets that represent 75% of all television households in the markets where Tribune owns and/or operates broadcast television stations, a warrant to purchase shares of common stock at an exercise price of $2.50 per share; and (iii) a specified number of shares of common stock for each 11,000,000 television households (or pro rata if less than 11,000,000) that first receive The Tube’s music network as a result of a launch of The Tube’s music network on a Tribune television station. We also granted Tribune “piggyback” registration rights with respect to all of the securities to be issued under the letter agreement.

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

We have adopted provisions, and will maintain provisions, to our amended and restated certificate of incorporation that limit the liability of our directors, and provide for indemnification by us of our directors and officers to the fullest extent permitted by Delaware law. Our amended and restated certificate of incorporation and Delaware law provide that directors have no personal liability to corporations or their stockholders for monetary damages for actions taken as a director, except for breach of duty of loyalty, acts or omissions not in good faith involving intentional misconduct or knowing violation of law, unlawful payment of dividends or unlawful stock repurchases, or transactions from which the director derived improper personal benefit. Such provisions limit the stockholders’ ability to hold directors liable for breaches of fiduciary duty and reduce the likelihood of derivative litigation against directors and officers.

We are subject to the penny stock rules, which may adversely affect trading in our common stock.

Currently our common stock is a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with “low-priced” securities from being established with respect to our securities.

Item 2.	DESCRIPTION OF PROPERTY

We lease approximately 700 square feet of space at 1451 West Cypress Creek Road, Fort Lauderdale, Florida, the location of our principal executive offices. The current term of the lease is scheduled to expire on May 31, 2005. We have a monthly rent expense of approximately $5,000. We believe that this space is adequate for our immediate needs.

We also lease approximately 750 square feet of space at 2040 Sherman Street, Hollywood, Florida, the location of The Tube’s principal operations center. The current term of the lease is month to month. We have a monthly rent expense of approximately $4,300. We believe that this space is adequate for our immediate needs, while we look for a longer term location for The Tube operations.

We entered into a lease to rent an approximate 2,600 square foot warehouse facility located in North Miami, Florida on November 1, 2003. The term of the lease is from November 1, 2003 to October 31, 2006. Currently, the monthly rent expense is approximately $1,419. In July 2005, we stopped payment on this lease. We are in dispute with the landlord as to the amount we owe under the lease.

On December 22, 2004, we purchased a 162,000 square foot building situated on approximately 23 acres of land in Lauderdale Lakes, Florida (the “Lauderdale Property”), which formerly comprised our sole principal property. On December 28, 2005, we sold the Lauderdale Property and any damage sustained by the building during the hurricane was covered by property insurance.

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

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “TUBM.” The following table sets forth the range of the high and low bid information for our common stock for each quarter since our common stock began quotation on the Over-The-Counter Bulletin Board in July of 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal 2005	High	Low
Quarter ended September 30, 2005	$6.00	$4.25
Quarter ended December 31, 2005	$5.00	$1.25

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

Issuances of Unregistered Securities

In January 2005, the Company issued convertible promissory notes to three accredited investors in the aggregate net principal amount of $150,000. The $150,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders warrants to purchase 49,999 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act"), in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In January 2005, the Company issued to an accredited investor warrants to purchase 2,553,575 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

In March 2005, the Company issued convertible promissory notes to two accredited investors in the aggregate net principal amount of $120,000. The $120,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders warrants to purchase 40,000 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

In April 2005, 563,575 shares of common stock to four accredited investors as consideration for the Company’s failure to pay principal and/or interest on loans payable to such investors. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In April 2005, the Company issued a convertible promissory note to an accredited investor in the principal amount of $20,000. The convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder warrants to purchase 6,667 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In April 2005, the Company issued to Mitchell Entertainment Company warrants to purchase an aggregate of 150,000 shares of the Company’s common stock in connection with a loan for $245,000 that Mitchell Entertainment Company made to the Company. The warrants expire on the later of five years from the date of issuance or the maturity date of the Mitchell Note and have an exercise price of $1.50 per share. The terms of the warrants are the same as those provided under the warrants issued simultaneously with the Mitchell Note. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

In May 2005, the Company issued convertible promissory notes to six accredited investors in the aggregate net principal amount of $275,000. The $275,000 of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders warrants to purchase 91,667 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

In June 2005, the Company issued convertible promissory notes to an accredited investor in the aggregate net principal amount of $100,000. The $100,000 convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder warrants to purchase 33,333 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In June 2005, the Company issued to two accredited investors warrants to purchase 50,000 shares of the Company’s common stock in exchange for a loan in the amount of $150,000. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In July 2005, the Company issued to an accredited investor warrants to purchase 250,000 shares of the Company’s common stock in exchange for a loan in the amount of $400,000. The warrants have a five year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In July 2005, the Company issued a convertible promissory note to an accredited investor in the aggregate net principal amount of $500,000. The $500,000 convertible promissory note is due on January 1, 2007 and is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $2.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder warrants to purchase 400,000 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In August 2005, the Company issued to two accredited investors warrants to purchase 400,000 shares of the Company’s common stock. The warrants have a five year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In August 2005, the Company issued to an accredited investor warrants to purchase 25,000 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In August 2005, the Company issued to an accredited investor warrants to purchase 10,000 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In August 2005, the Company issued a convertible promissory note to an accredited investor in the principal amount of $50,000. The $50,000 convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder warrants to purchase 16,667 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In August 2005, the Company issued a convertible promissory note to an accredited investor in the principal amount of $50,000. The $50,000 convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $2.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holder warrants to purchase 21,667 shares of the Company’s common stock. The warrants have a two year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

In September 2005, the Company issued to Mitchell Entertainment Company warrants to purchase an aggregate of 150,000 shares of the Company’s common stock. The warrants expire on the later of five years from the date of issuance or the maturity date of the Mitchell Note and have an exercise price of $1.50 per share. The terms of the warrants are the same as those provided under the warrants issued simultaneously with the Mitchell Note. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

In September 2005, the Company issued to an accredited investor warrants to purchase 150,000 shares of the Company’s common stock in exchange for an advance to the Company of $13,000. The warrants have a five year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

In October 2005, the Company issued a convertible promissory note to an accredited investor in the principal amount of $30,000. The $30,000 convertible promissory note is due on the second anniversary of its issuance date and is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holder warrants to purchase 10,000 shares of the Company’s common stock. The warrant has a two year term and an exercise price of $3.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

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

In December 2005, the Company issued warrants to purchase 30,000 shares of the Company’s common stock to an accredited investor. The warrant has a two year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. In addition, in December 2005, the Company issued to two accredited investors warrants to purchase 500,000 shares of the Company’s common stock. The warrants have a five year term and an exercise price of $2.00 per share. No underwriters or brokers were employed in the transaction. The securities were deemed restricted securities for the purposes of the Securities Act. The Company maintains that the issuance of these securities was exempt from registration under the Securities Act, in reliance upon Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

2006 Annual Meeting of Stockholders

Our 2006 Annual Meeting of Stockholders (the “2006 Annual Meeting”) will be held on July 11, 2006. Pursuant to the proxy rules promulgated by the Securities and Exchange Commission under the Exchange Act, we notify our stockholders that stockholder proposals for our 2006 Annual Meeting must be submitted to us by May 22, 2006 to receive consideration for inclusion in our proxy statement relating to the 2006 Annual Meeting. Any such proposal must also comply with the proxy rules under the Exchange Act, including Rule 14a-8.

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

Stockholder proposals must be in writing, include the information required by our bylaws and be sent either by personal delivery, nationally-recognized express mail or United States mail, postage prepaid to The Tube Media Corp., 1451 West Cypress Creek Road, Fort Lauderdale, Florida 33309, Attn: Corporate Secretary. All late or nonconforming proposals will be rejected. Our bylaws are available, at no cost, at the SEC’s website, www.sec.gov, as an exhibit to our Form 8-K filed on March 2, 2006 or upon the stockholder’s written request to the Corporate Secretary, Tube Media Corp., 1451 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

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

In the third quarter of 2004, our board of directors decided to purchase and develop a facility that would serve as a comprehensive media entertainment recording and production facility that would encompass film, television and musical projects. On December 22, 2004, we closed on the purchase of a 162,000 square foot facility situated on 23 acres of land in Lauderdale Lakes, Florida (the “Lauderdale Property”). The Company expected to generate revenue by offering technical and production services in the areas of film, television and music production, and through the rental of office and studio space. A limited amount of production activity did take place on the Lauderdale Property in 2004, and in February 2005 we formed a separate subsidiary, AGU Studios, Inc., a Florida Corporation, under which our studio development and production activities were to have taken place. During 2005, the board of directors and management determined that it was in the best interest of the stockholders to abandon the AGU Studios concept and use the proceeds from the sale of the Lauderdale Property to alleviate the Company’s liquidity issues, retire currently maturing debt, and provide additional funds for working capital. On September 1, 2005, we entered into an agreement for purchase and sale, dated as of August 29, 2005, with Tarragon South Development Corp. (“Tarragon”) pursuant to which the Company agreed to sell and Tarragon agreed to buy the Lauderdale Property. The proceeds from the sale of the property, which took place on December 28, 2005, were used to pay debt, provide working capital and provide a positive effect on our ability to obtain favorable financing for future growth. Proceeds from the sale totaled approximately $15 million, of which $10.25 million was used to repay the convertible promissory note payable to Mitchell Entertainment Company issued on December 22, 2004, the convertible promissory note payable to Elizabeth Buntrock issued on December 22, 2004, the promissory note payable to Elizabeth Buntrock issued on October 1, 2005 and the balance was used for working capital. As a result, our attention is on the growth of The Tube and particularly expanding the reach of The Tube into additional U.S. households and major markets throughout the United States.

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

On March 6, 2006, The Tube entered into a charter affiliation agreement with Tribune Broadcasting Company (“Tribune”). The charter affiliation agreement provides Tribune the exclusive right and obligation to transmit The Tube’s music network via broadcast television from Tribune’s existing and acquired stations in 22 new markets specified in the charter affiliation agreement. On March 22, 2006, The Tube entered into a charter affiliation agreement with Sinclair Television Group, Inc. (“Sinclair”). The charter affiliation agreement provides Sinclair the exclusive right and obligation to transmit The Tube’s music network from Sinclair’s existing and acquired stations in 36 new markets specified in the charter affiliation agreement. These charter affiliation agreements provide the terms and conditions of broadcasting, as well as certain guaranteed obligations of each of the parties. The Tube also has a charter affiliation agreement with Raycom Media Inc. ("Raycom"), wherein Raycom broadcasts The Tube music network on 13 stations in their markets. The combined agreements will put The Tube music network in 9 of the top 10 and 71 of the top 100 market areas in the United States by the end of 2006.

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

The Company believes that it will be able to generate advertising and e-commerce revenues from The Tube music network, however, its revenue model is new and evolving, and it cannot be certain that it will be successful. The potential profitability of The Tube’s business model is unproven and there can be no assurance that it can achieve profitable operations. The Company’s ability to generate revenues depends, among other things, on its ability to launch its television network and sustain advertising and e-commerce revenues. See "Risk Factors - Our business revenue generation model is unproven and could fail.”

Restatement of 2005 Financial Statements

The Company has restated its previously issued, December 31, 2005 audited consolidated financial statements to reflect a liability in connection with a convertible promissory note and a warrant that contains an embedded derivative as of December 31, 2005.

The Company concluded that the Mitchell Note contained an embedded derivative due to the registration rights and liquidated damages provisions contained in the surviving provision of the note which provides Mitchell the right to repurchase the shares of the Company’s common stock into which the note was convertible for a period of one year. In addition there is a requirement that the shares underlying the note and a warrant issued to Mitchell, be registered by June 30, 2005 (which requirement the Company did not satisfy within the required timeframe) in order to avoid liquidated damages of .5% per month. The Mitchell Note also included a provision, which provides that in the event the Company’s EBITDA for the calendar quarter ending September 30, 2006 did not equal at least $5,000,000, the holder of the Mitchell Note has the right to extend the option to purchase shares of Common Stock to March 31, 2007. If the Maturity Date is so extended and the Company’s EBITDA does not equal $5,000,000 for the calendar quarter ending December 31, 2006 then Mitchell has the right to extend the option to purchase shares of Common Stock for an additional calendar quarter. The holder of the Mitchell Note has the right to extend the option to purchase shares of Common Stock for an indefinite number of additional calendar quarters until the Company’s EBITDA equals $5,000,000 for the calendar quarter which immediately preceding the calendar quarter ending on the then applicable Maturity Date.

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues for the year ended December 31, 2005 were $361,000 compared with $907,000 for the same period in 2004. Revenues in both periods relate to AGU Music and the decrease in revenues is a result of the decline in records released during 2005 compared with 2004, primarily due to the Company’s liquidity issues. Gross profit for AGU Music was $330,000 in 2005 compared with $799,000 in 2004.

Operating expenses for the year ended December 31, 2005 were $8.6 million compared with $6.2 million for the same period in 2004. Operating expenses in 2005 related primarily to development and production of The Tube, and included general and administrative costs of $6.4 million, which includes liquidated damages of $90,000 due to the requirement to register the shares subject to warrants issued to Mitchell by June 30, 2005,which requirement the Company did not satisfy within the required time frame, legal expenses of $1,039,000, and auditing expenses of $128,000. Operating expenses in 2004 related primarily to development and production of The Tube, and included general and administrative costs of $4.1 million, legal expenses of $503,000 and auditing expenses of $80,000. Promotion and advertising expense in 2005 was $300,000 compared with $1.3 million in 2004, a decrease of $1 million, which is principally related to the decline in records released during 2005 compared with 2004.

Interest expense for the year ended December 31, 2005 was $6.6 million, which included $3.4 million related to amortization of debt discounts, compared with interest expense of $304,000, which included $123,000 related to amortization of debt discounts, in the same period in 2004. This increase was primarily due to the increase in the Company’s notes payable.

Embedded derivative expenses in connection with the perpetual option to acquire shares on terms provided in the Mitchell Note of $5 million and the embedded derivative in the Mitchell Warrant of $2.5 million, resulted in total embedded derivative expense of $7.5 million. There were no embedded derivative expenses in 2004.

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

Our accumulated deficit as of December 31, 2005 was $28.5 million of which $21.8 million was attributable to fiscal 2005.

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

As a company that has recently emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the national launch of The Tube. In the year ended December 31, 2005 and 2004, we had revenues of $361,000 and $907,000, respectively, and incurred a net loss of approximately $21.8 million and $5.9 million, respectively. Our financial condition and operating results, specifically a working capital deficiency of approximately $11.9 million, an accumulated deficit of approximately $28.5 million, and net cash used in operations of approximately $5.5 million during 2005, raise substantial doubt about our ability to continue to operate as a going concern. Because of losses incurred by us to date and our general financial condition, our independent registered public accounting firm inserted a going concern qualification in their audit report for the most recent fiscal year that raises substantial doubt about our ability to continue as a going concern. See “Risk Factors - Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our auditors for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern.”

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

In June of 2004, we entered into an agreement with Radical Media Inc. (“Radical”) whereby Radical will design and develop network logos, graphic templates, and on-air interstitials for The Tube. In accordance with the terms of the agreement, as amended, we were required to pay $200,000, all of which has been paid, and were required to issue 150,000 shares of our common stock, all of which were issued.

On September 15, 2004, we issued a $500,000 convertible promissory note payable to Galt Financial Corporation (the “Galt Note”). The Galt Note pays interest quarterly at an annual rate of 10%, and matures on September 13, 2006. As of December 31, 2005, the accrued interest balance on the note amounts to $25,205. In accordance with the terms of the Galt Note, the lender may convert all or any portion of the outstanding principal into common stock of the Company at a conversion price of $1.00 per share. In connection with this transaction, we issued warrants to the lender with a five-year term to purchase a total of 500,000 shares of the Company’s common stock at a price of $1.00 per share, subject to certain adjustments. We also issued 500,000 shares of our common stock to a principal of the lender as part of this transaction. On April 27, 2006, we paid $37,534 in interest on the Galt Note.

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

At December 31, 2005, payments required under our known contractual obligations over the next three years are as follows:

	2006	2007	2008	Total
Principal on notes payable	$3,073,828	$1,445,000	$—	$4,518,828
Operating leases	14,190	—	—	14,190
Capital leases	11,278	1,636	—	12,914
Equipment note	12,986	12,986	10,696	36,668
Total contractual obligations	$3,112,282	$1,459,622	$10,696	$4,582,600

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

Cash used in operations for the year ended December 31, 2005 was $5.5 million, which was primarily the result of our accumulated deficit of $28.5 million as of December 31, 2005, partially offset by increases to accounts payable and accrued expenses, non cash expenses and the issuance of common stock in exchange for services. We expect to continue to generate negative cash flows from operations until such time as we can complete a substantial debt or equity offering and launch The Tube nationally, which we currently expect will be the third quarter of 2006. There can be no assurances that we will be successful in launching The Tube in this timeframe.

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

The Company's financial condition and operating results, specifically a working capital deficit of approximately $4.3 million, an accumulated deficit of approximately $28.5 million, a net loss in fiscal year 2005 of approximately $21.8 million and net cash used in operations of approximately $5.5 million, raise substantial doubt about its ability to continue as a going concern. See “Risk Factors - Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our Independent Registered Public Accounting Firm for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern.”

As a result of our liquidity issues, we have experienced delays in the repayment of certain promissory notes upon maturity and payments to vendors and others. However, certain holders of our promissory notes agreed in 2005 to extend the due dates on their promissory notes. If in the future, the holders of our promissory notes may demand repayment of principal and accrued interest instead of electing to extend the due date and if we are unable to repay our debt when due because of our liquidity issues, we may be forced to refinance these notes on terms less favorable to us than the existing notes, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing. See “Risk Factors - If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.”

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

Critical Accounting Policies and Estimates

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with less need for management's judgment in their application. The impact and associated risks related to these policies on our business operations are discussed throughout this “Management's Discussion and Analysis or Plan of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 7. Note that our preparation of this Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition and Accounts Receivable

With respect to the sales of recorded music, we recognize revenue when products are shipped to retail music outlets. Revenue is recorded net of distribution fees and an allowance for anticipated returns in accordance with the terms of our distribution agreements and established industry practice. Other revenues are recognized as services are provided to the customer and collectibility is reasonably assured. AGU Music records accounts receivable based on amounts due from our distributors of recorded music in accordance with the net revenue earned, less production, marketing and promotional expenses incurred by the distributors on AGU Music’s behalf. At December 31, 2005, we had an allowance for doubtful accounts in the amount of $195,703.

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

Issuances of Common Stock

Because of the significant liquidity issues we have faced since our inception, we have been required to issue common stock to third party vendors and others in order to pay for services rendered. Such issuances are recorded as an expense in the period in which the services are performed. At the time such services were performed there was no trading market for our common stock and the value of our stock was not readily determinable. During 2005, we issued an aggregate of 300,475 shares of common stock to third parties in exchange for services performed. These services were valued at $719,146 for fiscal year ended December 31, 2005. We issued 646,106 shares of common stock to employees and directors in 2005, and recorded compensation expense of $1,519,123. We issued 200,000 shares of common stock pursuant to a charter affiliation agreement. The charter affiliation agreement provides distribution services for five years, which were valued at $472,000 for fiscal year ended December 31, 2005. We issued 135,083 shares of common stock to settle certain liabilities of $370,713. We issued 500,000 shares of common stock to two co-founders of the Company as settlement of a dispute. We also issued 397,800 shares of common stock in connection with certain equipment purchases. These purchases were valued at $799,540 for fiscal year ended December 31, 2005. Also, we issued 60,000 shares in connection with amending the terms of certain notes payable and recorded $138,006 in interest expense and 4,671 shares of common stock for payment of interest expense in lieu of cash and recorded $9,178 in interest expense. The amount of expense recorded in connection with these issuances of common stock required significant management judgment. Factors considered by management in determining these valuations included management’s assessment as to the value of the services performed and assets acquired.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the first annual reporting period that begins after December 15, 2005. As of January 1, 2005, SFAS No. 123R applies to the Company. Adoption of SFAS No. 123R will not have a material effect on the Company’s results of operations.

Item 7.	FINANCIAL STATEMENTS

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

As more fully described in Note 1 to the consolidated financial statements, errors were discovered by management during 2006 relating to the accounting for Embedded Derivatives as of and for the year ended December 31, 2005. Accordingly, the consolidated balance sheet as of December 31, 2005 and the Statement of Operations, Shareholders Equity (Deficiency) and Cash Flows for the year then ended have been restated to reflect corrections to previously reported amounts.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company's working capital deficiency of approximately $11.9 million, shareholder’s deficiency of approximately $10.7 million, net loss from operations of approximately $21.8 million and net cash used in operations of approximately $5.5 million raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 12. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Boca Raton, Florida
May 1, 2006, except for Notes 1 (Restatement), 9, 12 and 14, as to which the date is December 1, 2006

THE TUBE MEDIA CORP.
(Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004
	(Restated)
Assets
Current Assets:
Cash	$346,998	$771,533
Accounts receivable, net of allowance for doubtful
accounts of $195,703 and $ 0, respectively	408,822	507,482
Prepaid expenses	367,264	225,037
Total current assets	1,123,084	1,504,052

Property and equipment, net of accumulated
depreciation of $296,876 and $103,442, respectively	437,853	246,144
Property and equipment from discontinued operations
net of accumulated depreciation of $7,900 and $19,818, respectively	28,100	8,864,229
Intangibles, net	1,077,161	913,735
Other assets	50,480	164,737
Total assets	$2,716,678	$11,692,897

Liabilities and Shareholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable	$794,336	$501,514
Accounts payable - related parties	154,708	169,258
Notes payable, related parties	1,241,010	445,642
Convertible notes payable	1,832,818	150,000
Convertible notes payable from discontinued operations	—	7,000,000
Equipment note	12,986	12,140
Capital leases payable	11,278	13,881
Accrued expenses	1,418,774	910,418
Embedded derivatives at fair value	7,508,864	—
Other current liabilities	96,852	36,965
Total current liabilities	13,071,626	9,239,818

Capital leases payable - long term portion	1,636	11,876
Equipment note - long term portion	23,683	36,668
Convertible notes payable - net of unamortized
discounts	375,408	854,178
Total liabilities	13,472,353	10,142,540
COMMITMENTS AND CONTIGENCIES

Shareholders’ equity (deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
26,046,711 and 23,392,576 shares issued and outstanding	2,604	2,339
Additional paid-in capital	17,762,512	8,249,675
Accumulated Deficit	(28,520,791)	(6,701,657)
Total shareholders' (deficiency) equity	$(10,755,675)	$1,550,357

Total liabilities and shareholders' equity (deficiency)	$2,716,678	$11,692,897

The accompanying notes are an integral part of these consolidated financial statements

THE TUBE MEDIA CORP.
(Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004

	2005	2004
	(Restated)
Net revenues	$360,503	$906,605
Cost of sales and services performed	30,214	107,297
Gross profit	330,289	799,308

Operating Expenses
Legal and professional fees	1,167,362	583,440
Promotion and advertising	300,195	1,335,364
Bad debt expense	197,388	—
Depreciation and amortization	509,909	194,063
Other general and administrative costs	6,396,301	4,054,370

Total operating expenses	8,571,155	6,167,237

Operating loss	(8,240,866)	(5,367,929)
Interest expense	6,560,928	303,753
Derivative expense at fair market value	7,508,864	—
Settlement Expenses	1,270,000	—
Loss from continuing operations	(23,580,658)	(5,671,682)

Loss from discontinued operations	(3,413,414)	(218,708)
Gain from disposition of discontinued operations	5,174,938	—
Gain from discontinued operations	1,761,524	(218,708)

Net loss	$(21,819,134)	$(5,890,390)

Loss per common share from continuing operations	$(0.95)	$(0.28)
Loss per common share from discontinued operations	$(0.14)	$(0.01)
Income per common share from gain from disposition of
discontinued operations	$0.21	$—
Net loss per common share	$(0.88)	$(0.29)
Weighted average common shares outstanding -
Basic and diluted	24,903,658	20,180,951

The accompanying notes are an integral part of these consolidated financial statements

THE TUBE MEDIA CORP.
(Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity (Deficiency)
For the Years Ended December 31, 2005 and 2004
(Restated)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2003	14,628,324	$1,463	$(1,063)	$(811,267)	$(810,867)
Issuance of shares of common stock
to employees on March 22, 2004	2,294,140	229	28,448	—	28,677
Recapitalization as a result of merger with
Lexington Barron Technologies	4,230,614	423	(423)	—	—
Debt and accrued interest converted into
common stock	1,173,540	117	3,462,509	—	3,462,626
Issuance of shares of common stock, Warrants and a
convertible note with a beneficial conversion feature in a private placement transaction	500,000	50	499,950	—	500,000
Issuance of shares of common stock in exchange
for cash	15,000	1	59,999	—	60,000
Issuance of common stock in exchange for services	195,958	20	329,846	—	329,866
Issuance of common stock to directors	17,500	2	26,809	—	26,811
Common stock issued in connection with the acquisition
of property and equipment	337,500	34	749,966	—	750,000
Issuance of warrants in connection with issuance of
convertible debt	—	—	93,634	—	93,634
Beneficial conversion feature and issuance of warrants
in connection with issuance of convertible debt,	—	—	3,000,000	—	3,000,000
Net loss	—	—		(5,890,390)	(5,890,390)
Balance at December 31, 2004	23,392,576	$2,339	$8,249,675	$(6,701,657)	$1,550,357
Issuance of common stock for services	500,475	50	1,191,116	—	1,191,166
Issuance of common stock to employees
for compensation	70,540	7	153,724	—	153,731
Issuance of common stock as a price adjustment
for certain investors	410,000	41	14,190	—	14,231
Issuance of common stock in connection with the acquisition
of property and equipment	97,800	10	244,490	—	244,500
Issuance of common stock in connection with the sale of the building	300,000	30	404,970	—	405,000
Issuance of warrants in connection with the issuance of;
convertible debt	—	—	4,326,777	—	4,326,777
convertible note with a beneficial conversion feature in a
private placement transaction	—	—	114,408	—	114,408
Issuance of common stock in settlement of liabilities	135,083	14	370,699	—	370,713
Issuance of common stock to directors for services	20,000	2	54,250	—	54,252
Issuance of common stock to co-founders in connection with
the settlement of a dispute	500,000	50	1,179,950	—	1,180,000
Issuance of common stock to a director in pursuant to
an employment agreement	444,000	44	1,047,796	—	1,047,840
Issuances of common stock in connection with
amending the terms of certain notes payable	60,000	6	138,000	—	138,006
Issuance of common stock as interest expense	4,671	0	9,178	—	9,178
Issuance of common stock to a director in
connection with a termination letter	111,566	11	263,289	—	263,300
Net loss	—	—	—	(21,819,134)	(21,819,134)
Balance at December 31, 2005	26,046,711	$2,604	$17,762,512	$(28,520,791)	$(10,755,675)

The accompanying notes are an integral part of these consolidated financial statements

The Tube Media Corp. (Formerly AGU Entertainment Corp.)
and Subsidiaries
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2005 and December 31, 2004

	2005	2004
Cash flows from operating activities:	(Restated)
Net loss	$(21,819,134)	$(5,890,390)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for doubtful accounts	197,388	—
Depreciation and amortization	509,909	194,063
Common stock issued as payment for services	1,245,366	385,353
Common stock issued as payment in settlement of a dispute	1,180,000	—
Common stock issued as compensation to a director	1,047,840	—
Gain on disposal of discontinued operations	(5,174,938)	—
Expense of embedded derivative at fair market value	7,508,864	—
Decrease (increase) in accounts receivable	98,660	(466,811)
(Increase) in prepaid expenses	(288,460)	(225,037)
(Increase) in other assets	(31,974)	(12,293)
Increase in accounts payable and accrued liabilities	786,808	849,441
Increase in other liabilities	59,887	36,965
Amortization of discount on notes payable	9,177,623	122,812
Net cash (used in) operating activities	(5,502,161)	(5,005,897)
Cash flows from investing activities:
Disbursements for intangibles	(175,370)	(151,035)
Proceeds from sale of assets of discontinued operations	14,542,108	(1,326,458)
Net cash provided by (used in) investing activities	14,366,738	(1,477,493)
Cash flows from financing activities:
Payment of notes payable	(10,205,276)	(86,350)
Proceeds from notes payable to related parties	1,970,852	282,910
Payment of deferred financing fees	—	(148,059)
Payment on capital leases	(23,222)	(11,622)
Payment of notes payable to related parties	(1,190,049)	(308,004)
Proceeds from the sale of common stock	—	60,000
Proceeds from other notes payable	158,583	7,329,000
Net cash (used in) provided by financing activities	(9,289,112)	7,117,875
Net (decrease) increase in cash	(424,535)	634,485
Cash, beginning of year	771,533	137,048
Cash, end of year	$346,998	$771,533
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$9,178	$22,969
Non-cash financing activities:
Common stock issued as payment for services	$1,399,149	$385,353
Equipment acquired through issuance of common stock	$244,500	$750,000
Conversion of liabilities to common stock	$370,713	$3,462,627
Equipment acquired through capital lease obligations	$—	$14,637
Property and equipment acquired through notes payable	$—	$7,000,000
Common stock issued as price adjustment	$14,231	$—
Common stock issued in connection with adjusting notes payable	$138,006	$—
Common stock issued in connection with director's termination	$263,300	$—
Common stock issued in connection with the sale of the building	$405,000	$—

The accompanying notes are an integral part of these consolidated financial statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. The Tube Media Corp. (the “Company”), formerly AGU Entertainment Corp. (“AGU”) (and formerly Lexington Barron Technologies, Inc.) was incorporated in the state of Colorado on August 23, 2000 to engage in financial, operational and systems consulting to startup and small businesses. Prior to April 1, 2004, the Company was a development stage, public reporting company and did not engage in any significant operations or enter into any material transactions.

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

On October 20, 2004, AGU was reincorporated in the state of Delaware through a merger of AGU into a wholly owned subsidiary corporation incorporated in the State of Delaware. The reincorporation resulted in AGU becoming a Delaware corporation effective as of October 21, 2004. On February 26, 2006, AGU changed its name to The Tube Media Corp. The Company’s name change did not result in any change in the Company’s, business, assets, liabilities or net worth.

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

Reverse Acquisition. Under the terms of the Share Exchange Agreement (see Note 2), the number of shares of Tube Media’s common stock exchanged in the transaction represented approximately 80% of the issued and outstanding common stock of Tube Media, resulting in a change in control. As a result, the transaction was accounted for as a reverse merger and recapitalization whereby PMC is deemed to be the acquirer for accounting purposes. Because PMC is deemed to be the surviving accounting and reporting entity, and because Tube Media had no identifiable assets or liabilities as of the date of the transaction, only PMC and its subsidiaries’ historical balances and results of operations are reflected in the accompanying financial statements for all periods presented.

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

Revenue Recognition and Accounts Receivable. With respect to the sales of recorded music, the Company recognizes revenue when products are shipped to retail music outlets. Revenue is recorded net of distribution fees and an allowance for anticipated returns in accordance with the terms of the Company’s distribution agreements and established industry practice. Other revenues are recognized as services are provided to the customer and collectibility is reasonably assured. Accounts receivable primarily represents amounts due from the Company’s distributors of recorded music and is comprised of net revenue earned, less production, marketing and promotional expenses incurred by the distributors on the Company’s behalf. At December 31, 2005 the Company had an allowance for doubtful accounts in the amount of approximately $196,000 based on the Company’s analysis of the collectibility of the receivables that were outstanding as of the balance sheet date. The Company will continue to monitor collections and payments from its customers and distributors for future potential credit losses.

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

Impairment of Long-Lived Assets. The Company evaluates the carrying value of long-lived assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. No impairment losses were recognized by the Company as of December 31, 2005 or 2004.

Advertising Costs. Promotion and advertising costs, which amounted to approximately $300,000 and $1,300,000 in 2005 and 2004, respectively, are expensed as incurred.

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

Concentrations of Credit Risk. The Company’s potential exposure to concentration of credit risk is primarily through cash and accounts receivable. At certain times, the Company has cash balances in excess of Federal Deposit insurance limits, which potentially subject the Company to market and credit risks. At December 31, 2005 the Company had an aggregate cash balance of $430,522 that was not covered by Federal Deposit insurance. This cash balance is maintained at a financial institution with favorable credit ratings, and the Company believes no significant risk of loss exists with respect to this balance.

Financial Instruments. At December 31, 2005 and 2004, the carrying value of the Company's financial instruments, which include cash, accounts receivable, accounts payable, accrued expenses, notes payable and other current liabilities approximates their fair value due to the short-term maturity of those instruments.

Stock-Based Compensation. For the year ended December 31, 2005 and from the date of the 2004 Stock Option Plan’s inception through December 31, 2004, the Company did not grant any stock option awards to employees under its 2004 Stock Option Plan. Shares of common stock issued to employees are recorded as compensation expense based on the estimated fair value of the stock at the date of issuance. During the year ended December 31, 2005, the Company recognized $153,731 of compensation expense for shares of common stock issued to employees.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, Share-Based Payments (revised 2004), (“SFAS No. 123R”). This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock based compensation issued to employees. The Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant, and recognize that cost over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective for small business public companies as of the first interim or annual reporting period for their first fiscal year beginning on or after December 15, 2005. Adoption of SFAS No. 123R during the first quarter of 2006 will not have a material effect on the Company’s results of operations.

Reclassifications. Certain amounts from prior year have been reclassified to conform to current year presentation.

Restatement

The Company has restated its previously issued, December 31, 2005 audited consolidated financial statements to reflect a liability in connection with a convertible promissory note and a warrant that contain an embedded derivative as of December 31, 2005.

The Company concluded that the Mitchell Note (See Notes 4 and 14) contained an embedded derivative due to the registration rights and liquidated damages provisions contained in the surviving provision of the note which provides Mitchell the right to repurchase the shares of the Company’s common stock into which the note was convertible for a period of one year. In addition there is a requirement that the shares underlying the note and a warrant issued to Mitchell, be registered by June 30, 2005 (which requirement the Company did not satisfy) in order to avoid liquidated damages of .5% per month. The Mitchell Note also included a provision, which provides that in the event the Company’s EBITDA for the calendar quarter ending September 30, 2006 did not equal at least $5,000,000, the holder of the Mitchell Note has the right to extend the option to purchase shares of Common Stock to March 31, 2007. If the Maturity Date is so extended and the Company’s EBITDA does not equal $5,000,000 for the calendar quarter ending December 31, 2006 then Mitchell has the right to extend the option to purchase shares of Common Stock for an additional calendar quarter. The holder of the Mitchell Note has the right to extend the option to purchase shares of Common Stock for an indefinite number of additional calendar quarters until the Company’s EBITDA equals $5,000,000 for the calendar quarter which immediately preceding the calendar quarter ending on the then applicable Maturity Date.

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

The effect on the Company’s previously issued audited December 31, 2005 financial statements are summarized as follows:

Loss from operations as originally reported at December 31, 2005	$(14,220,270)
Less;
Adjustment to record embedded derivative	(7,508,864)
Liquidated damages in connection with embedded derivative	(90,000)
Net Loss at December 31, 2005 as restated	$(21,819,134)

Balance Sheet as of December 31, 2005:

	Previously Reported	Increase (Decrease)	Restated
Current Assets	$1,123,084	—	$1,123,084
All Other Assets	1,593,594	—	1,593,594
Total Assets	$2,716,678	—	$2,716,678
Current Liabilities	$5,472,762	7,598,864	$13,071,626
Long Term Debt	400,727	—	400,727
Total Liabilities	$5,873,489	7,598,864	$13,472,353
Stockholders’ Deficit:
Common Stock	2,604	—	2,604
Additional paid-in-capital	17,762,512		17,762,512
Accumulated deficit	(20,921,927)	(7,598,864)	(28,520,791)
Total Liabilities and Shareholders’ Deficiency	$2,716,678	$—	$2,716,678

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

Shareholders Deficiency as of December 31, 2005

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders Equity (Deficiency)
Balance at December 31, 2005, as previously reported	26,046,711	$2,604	$17,762,512	$(20,921,927)	$(3,156,811)
Additional Expenses in connection with embedded derivative (See Note 14)				(7,508,864)	(7,508,864)
Liquidated damages on embedded derivative	—	—		(90,000)	(90,000)
Balance at December 31, 2005, as restated	26,046,711	$2,604	$17,762,512	$(28,520,791)	$(10,755,675)

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

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005 and 2004:

Continuing Operations	2005	2004
Equipment, furniture and fixtures	$732,689	$347,546
Leasehold improvements	2,040	2,040
	734,729	349,586

Less accumulated depreciation and amortization	(296,876)	(103,442)
	$437,853	$246,144

Discontinued Operations
Land	$—	$5,832,706
Building and building improvements	—	3,035,116
Equipment, furniture and fixtures	36,000	—
Leasehold improvements	—	16,225
	36,000	8,884,047

Less accumulated depreciation and amortization	(7,900)	(19,818)
	$28,100	$8,864,229

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

On December 22, 2004, the Company purchased certain real property in Lauderdale Lakes, Florida consisting of approximately 23 acres of land and a 162,000 square foot building (the “Lauderdale Property”). The Company had intended to develop the property; however, on September 1, 2005, the Company entered into a purchase and sale agreement for $15 million, dated as of August 29, 2005 (the “Agreement for Purchase and Sale”), with Tarragon South Development Corp. (“Tarragon”) pursuant to which the Company agreed to sell and Tarragon agreed to buy the Lauderdale Property.

Depreciation expense for continuing operations was $201,335 for the year ended December 31, 2005 and $65,499 for the year ended December 31, 2004. Additionally, depreciation expense for discontinued operations for the year ended December 31, 2005 and 2004 was $77,166 and $13,058, respectively.

4. NOTES PAYABLE

Convertible Notes and Promissory Notes

Convertible notes payable and promissory notes payable consisted of the following at December 31, 2005 and 2004:

	2005	2004
First mortgage note secured by Lauderdale Property	$—	$7,000,000
Second mortgage note secured by Lauderdale Property	—	3,000,000
Other convertible and promissory notes	3,277,818	1,475,000
	3,277,818	11,475,000
Less: current portion	(1,832,818)	(7,150,000)
Less: Discount on convertible notes payable	(1,069,592)	(3,470,822)
Notes payable, long term portion, net of discounts	$375,408	$854,178

As part of the purchase price of the Lauderdale Property (see note 3), the Company issued to the seller on December 22, 2004 a convertible promissory note in the principal amount of $7 million (the “December Buntrock Note”). The note paid interest at an annual rate of 6.5% and was convertible at any time into shares of the Company’s common stock at a conversion price of $2.50 per share.

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

Also on December 22, 2004, the Company issued a secured convertible term note in the principal amount of $3 million to Mitchell Entertainment Company (the “Mitchell Note”). The Mitchell Note paid interest at an annual rate of 10% and had a maturity date of December 19, 2006. The Mitchell Note could have been converted at any time by the lender into shares of the Company’s stock at an initial conversion price of $1.50 per share, subject to anti-dilution protections and certain other adjustments. In connection with the issuance of the Mitchell Note, the Company also issued to the lender warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share. In connection with the issuance of the Mitchell Note, the Company incurred deferred financing fees of approximately $148,000, which is reflected in other assets on the Company’s balance sheet. The Mitchell Note was secured by a second mortgage on the Lauderdale Property and by substantially all of the Company’s other assets, including the capital stock of its subsidiaries.

The issuance of the warrants, as well as the existence of an embedded beneficial conversion feature, resulted in the Company recording a discount on the Mitchell Note of $3,000,000 as of the date of issuance. This discount was being accreted as interest expense from the date of issuance to the Mitchell Note's maturity date. The Mitchell Note was paid in full on December 28, 2005 (See Note 14).

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

In addition, in connection with the October Buntrock Note, the Company and the holder of the first mortgage note on the Lauderdale Property entered into an agreement pursuant to which the holder agreed to waive certain defaults under the first mortgage and the Company agreed to issue 175,000 shares of the Company's common stock to the holder and 125,000 shares to the holder’s legal counsel.

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

The Company issued convertible promissory notes to various accredited investors in 2004 and 2005, in the aggregate principal amount of $825,000 and $1.3 million, respectively, of which $600,000, plus accrued interest of $24,834 have been converted into 208,278 shares of the Company’s common stock. The remaining $1.52 million of convertible promissory notes are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price ranging from $2.00 and $3.00 per share. Also during 2004, the Company issued approximately $2.7 million of promissory notes that were converted, along with $106,187 of accrued interest, into 930,827 shares of the Company’s common stock prior to December 31, 2004.

The Company also issued in 2004 a promissory note in the amount of $225,000; $75,000 of which was repaid in the same period. The remaining $150,000 promissory note was due May 31, 2005, however, on April 11, 2006, the note was extended until such time the Company raises an additional $2 million in equity or equity related securities in addition to the $2.45 million raised on April 21, 2006.

In connection with the issuance of the convertible notes, other promissory notes, interim working capital advances, the extension of maturity dates and the performance of certain services, the Company issued to the holders warrants to purchase an aggregate of 8,370,911 shares the Company’s common stock. The warrants have a two to five year term and an exercise price ranging from $1.00 to $5.00 per share. The warrants were valued at $5,078,192, and this amount was recorded as a discount to the convertible promissory notes. The unamortized balance of the discount for these notes as of December 31, 2005 and 2004 was $1,069,592 and $90,685, respectively.

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

During 2003 the Company issued $600,000 of convertible subordinated debentures and an additional $50,000 of similar debentures in February of 2004. All of these debentures, plus accrued interest of $12,890, were converted into 244,482 shares of the Company’s common stock in 2004. Also during 2003, the Company entered into an installment note to purchase equipment in the amount of $62,880. Principal and interest payments are paid monthly, and the outstanding balance on this note as of December 31, 2005 is $36,788.

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

Aggregate maturities of the Company’s promissory notes and convertible notes payable as of December 31, 2005 are as follows:

Fiscal Year	Amount
2006	$3,073,828
2007	1,445,000
$4,518,828

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

Future capital lease obligations as of December 31, 2005 were as follows:

Fiscal Year	Amount
2006	$11,278
2007	1,636
Principal	12,914
Interest	—
12,914
Current Portion	11,278
Long-term Portion	$1,636

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

Equipment leased under capital leases as of December 31, 2005 and 2004, amounts to $10,408 and $30,268, respectively, net of accumulated depreciation of $24,335 and $17,271, respectively.

6. INTANGIBLES

Intangible assets at December 31, 2005 were as follows:

	Value at acquisition	Accumulated amortization	Balance at December 31, 2005
Distribution agreements (see Note 4)	$822,000	$(251,200)	$570,800
Other intangibles	651,035	$(144,674)	506,361
Total intangibles	$1,473,035	$(395,874)	$1,077,161

Intangible assets at December 31, 2004 are as follows:

	Value at acquisition	Accumulated amortization	Balance at December 31, 2004
Distribution agreement (see note 4)	$350,000	$(87,300)	$262,700
Other intangibles	651,035	—	651,035
Total intangibles	$1,001,035	$(87,300)	$913,735

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

For the year ending December 31:
2006	$428,212
2007	$340,612
2008	$166,737
2009	$94,400
2010	$47,200

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

Fiscal Year	Operating Leases
2006	$14,190

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

8. STOCKHOLDERS’ EQUITY

During 2005, the Company issued an aggregate of 300,475 shares of common stock to third parties in exchange for services performed. These services were valued at $719,146 for fiscal year ended December 31, 2005. The Company issued 646,106 shares of common stock to employees and directors in 2005, and recorded compensation expense of $1,519,123. The Company issued 200,000 shares of common stock pursuant to a charter affiliation agreement. The charter affiliation agreement provides distribution services for five years which were valued at $472,000 for fiscal year ended December 31, 2005. The Company issued 135,083 shares of common stock to settle certain liabilities of $370,713. The Company issued 500,000 shares of common stock to two co-founders in settlement of a dispute and recorded settlement expenses of $1,180,000. The Company also issued 97,800 shares of common stock in connection with certain equipment purchases. These purchases were valued at $244,500 for fiscal year ended December 31, 2005. In November 2005, the Company issued 300,000 shares of common stock in connection with the extension of the Buntrock Note’s Maturity prior to the sale of the Lauderdale Property valued at $405,000. Also, the Company issued 60,000 shares in connection with amending the terms of certain notes payable and recorded $138,006 in interest expense and 4,671 shares of common stock for payment of interest expense in lieu of cash and recorded $9,178 in interest expense.

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

During 2005 and 2004 the Company issued warrants to purchase 670,000 and 2,682,336 shares of common stock, respectively, in connection with the issuance of convertible promissory notes (see Note 4). The warrants have exercise prices ranging from $1.00 to $3.00 per share and generally expire on the maturity dates of the respective convertible promissory notes with which they were issued. In addition, the Company issued warrants to purchase 2,553,575 shares of common stock at an exercise price of $3.00 per share, warrants to purchase 25,000 shares of common stock at an exercise price of $2.00 per share and warrants to purchase 550,000 shares of common stock at exercise prices of $2 per share to $5 per share to a significant stockholder in consideration for his converting a substantial portion of his holdings of Company promissory notes to common stock, for his extending the maturity dates of some of the other promissory notes of the Company and for his extension of additional debt. The Company also issued warrants to purchase 300,000 shares of common stock at an exercise price of $1.50 per share to the holder of the Mitchell Note in connection with advances made to the Company during 2005. The Company also issued warrants to purchase 50,000 shares of common stock at an exercise price of $3 per share to two investors in consideration for a $150,000 promissory note. The Company also issued warrants to purchase 200,000 shares of common stock at an exercise price of $2 per share to an investor in consideration for a $200,000 promissory note. The Company also issued warrants to purchase 30,000 shares of common stock at an exercise price of $2 per share to an existing investor. The Company also issued warrants to purchase 1,300,000 shares of common stock at an exercise price of $2 per share to certain investors in consideration for interim advances of working capital. The Company also issued warrants to purchase 10,000 shares of common stock at an exercise price of $3 per share to an investor in consideration for services performed for the Company. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield for all years; expected volatility of 50%; risk free interest rate of 3.5%; and expected life from one to ten years. The aggregate value of the warrants issued during 2005 was $4,987,507, and this amount was recorded at a discount on the Company’s convertible debt with an offset to paid-in-capital. The discount is being amortized on a pro rata basis over the life of the respective convertible debt instruments. The unamortized balance of the discount for all notes as of December 31, 2005 was $1,069,592. No warrants were exercised during 2005 and 8,370,911 warrants were outstanding at December 31, 2005.

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

On October 20, 2004, the Company’s shareholders approved The 2004 Stock Option and Stock Incentive Plan (“the Plan”). The purpose of the Plan is to promote the long-term interests of the Company and its shareholders by providing a means for attracting and retaining officers, directors and other key employees of and consultants to the Company and its affiliates by providing for awards in the form of options to purchase the Company’s common stock or grants of shares of restricted stock. No awards were granted under the Plan during 2005 and 2004 and there were no stock options outstanding under the Plan as of December 31, 2004.

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

During 2004 the Company issued warrants to purchase 2,682,336 shares of the Company’s common stock in connection with the issuance of convertible promissory notes (see note 4). The warrants have exercise prices ranging from $1.00 to $3.00 per share and generally expire on the maturity dates of the respective convertible promissory notes with which they were issued. No warrants were exercised during 2004 and warrants to purchase 2,682,336 shares of the Company’s common stock were outstanding at December 31, 2004.

There were 26,046,711 and 23,392,576 shares of common stock outstanding at December 31, 2005 and 2004, respectively.

9. INCOME TAXES

The components of the provision (benefit) for income taxes consisted of the following:

	2005	2004
Current provision (benefit):
Federal	$—	$—
State	—	—
Total current	—	—
Deferred provision (benefit):
Federal	—	—
State	—	—
Total deferred	—	—
Total provision (benefit) for income taxes	$—	$—

The reconciliation of the Company’s tax benefit based on the U.S. federal statutory income tax rate to the Company’s effective tax rate was as follows:

	Consolidated	Continuing Operations	Discontinued Operations
Tax at U.S. federal statutory tax of 34%	$(7,418,505)	$(8,017,423)	$598,918
Increase in federal valuation reserves	3,303,638	3,902,556	(598,918)
Permanent items	4,067,607	4,067,607	—
Other provision/return	47,260	47,260	—
Total income tax benefit	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities as of December 31, 2005 and December 31, 2004 were as follows:

	2005	2004
Deferred Tax Assets (Liabilities)
Net operating loss carry forwards	$5,676,526	$2,251,379
Start-up expenses	89,121	127,316
Organizational expenditures	66,920	95,599
Allowance for doubtful accounts	74,367	—
Accrued expenses	210,824	—
Property, Plant, Equipment & other	—	(11,263)
Other	72,202	35,033
Total deferred tax assets	6,189,960	2,498,064
Less: Valuation allowance	(6,189,960)	(2,498,064)
Net Deferred Tax Asset (Liability)	$—	$—

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

The valuation allowances as of December 31, 2005, and December 31, 2004 were established due to the Company’s determination that it is more likely than not that the Company will not generate sufficient future taxable income to utilize its deferred tax assets. The valuation allowance increased by $3,691,896 from 2004 to 2005. The Company has approximately $15.0 million of net operating loss carry forwards which begin to expire in 2023. A portion of these losses is subject to limitations regarding the offset of the Company’s future taxable income, including limitations resulting from changes in ownership of greater than 50% of the Company’s common stock as a result of the issuance by the Company of additional common stock.

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

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

	(Restated)
	2005	2004
Revenues
AGU Music	$360,503	$906,605
The Tube	—	—
Consolidated revenues before discontinued operations	360,503	906,605
Discontinued Operations	146,463	50,325
Consolidated revenues	$506,966	$956,930

Operating income (loss)
AGU Music	$(854,441)	$(1,344,827)
The Tube	(3,593,907)	(2,554,618)
Segment loss before corporate and discontinued operations	(4,448,348)	(3,899,445)
Corporate	(3,792,518)	(1,583,911)
Discontinued operations	(1,309,274)	(103,281)
Consolidated operating loss	$(9,550,140)	$(5,586,637)

Depreciation and amortization
AGU Music	$130,356	$100,699
The Tube	331,764	44,456
Segment total before discontinued operations	462,120	145,155
Corporate	47,789	45,760
Discontinued operations	77,166	3,148
Consolidated depreciation and amortization	$587,075	$194,063

Expenditures for long-lived assets
AGU Music	$—	$13,566
The Tube	368,747	326,710
Segment total before discontinued operations	368,747	340,276
Corporate	—	181,686
Discontinued operations	87,500	955,531
Consolidated expenditures for long lived assets	$456,247	$1,477,493

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

The table below reconciles the measurement of segment profit (loss) shown in the previous table to the Company’s consolidated income (loss) before taxes:

	2005	2004
	(Restated)
Total segment loss	$(4,448,348)	$(3,784,018)
Operating loss - corporate	(3,792,518)	(1,583,911)
Interest expense	(6,560,928)	(303,753)
Settlement expense	(1,270,000)	—
Derivative expense at fair market value	(7,508,864)	—
Loss before income tax and discontinued operations	$(23,580,658)	$(5,671,682)

The table below shows information regarding segment assets:
	2005	2004
Segment assets
AGU Music	$580,887	$845,722
The Tube	1,302,182	800,506
Segment total before discontinued operations	1,883,069	1,646,228
Corporate	454,281	1,317,227
Discontinued Operations	379,328	8,729,442
Consolidated total assets	$2,716,678	$11,692,897

With the exception of de minimis sales generated in Canada by AGU Music, the Company did not generate any revenues outside the United States of America for the years ending December 31, 2005 and 2004, and the Company did not have any assets located outside the United States of America. During the year ended December 31, 2005, approximately 40% of the Company’s revenues were generated through sales of the Lalah Hathaway album.

11. RELATED PARTY TRANSACTIONS

The Company, initially known as Lexington Barron Technologies, Inc., was incorporated in the State of Colorado on August 23, 2000. From its inception through April 1, 2004, Lexington Barron Technologies, Inc. conducted no significant operations or other activities. On March 15, 2004, Lexington Barron Technologies, Inc. entered into a stock exchange agreement with Pyramid Music Corp., a Florida corporation. Under the terms of the stock exchange agreement, Lexington Barron Technologies, Inc. acquired 100% of the outstanding common stock of Pyramid Music Corp. in exchange for 16,922,464 shares of common stock of Lexington Barron Technologies, Inc. As a result of the share exchange, which was consummated on April 1, 2004, the former shareholders of Pyramid Music Corp. owned, on a fully diluted basis, approximately 80% of the then-issued and outstanding shares of common stock of Lexington Barron Technologies, Inc. and the former principal owners of Lexington Barron Technologies, Inc.’s common stock (who are former directors of the company) owned, on a fully diluted basis, approximately 20% of the then-issued and outstanding shares of Lexington Barron Technologies, Inc. On March 26, 2004, Lexington Barron Technologies, Inc. amended its articles of incorporation to change its name to AGU Entertainment Corp., and on February 25, 2006, the Company amended and restated its certificate of incorporation to change its name to The Tube Media Corp. In connection with the share exchange, the then board of directors of the Company appointed nominees selected by the former shareholders of Pyramid Music Corp. to fill the existing vacancies on the Company’s board of directors. The former directors resigned as members of our board of directors.

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

Effective December 8, 2004, Allen Jacobi resigned as President of AGU Music, Inc., one of our subsidiaries. The Company was not obligated to make any payments to him under the termination provisions of his former employment agreement. On December 8, 2004, as part of his resignation, we and our subsidiaries entered into a mutual release and settlement agreement with Allen Jacobi, Josh Danoff, Jeff Shane, Delsy Gutierrez, each an employee of Allen Jacobi, Pyramid Records Corp., a Florida corporation, and Pyramid Media Group, Inc., referred to herein as the Pyramid Parties. Under the terms of the mutual release and settlement agreement, the Pyramid Parties had to deliver all rights to certain master recordings to the Company, pay all brokerage commissions under the license agreement, deliver all business files and computers to the Company, forfeit all rights to a telephone number and notify parties to certain agreements that the Pyramid Parties are no longer authorized to act on the Company’s behalf. The terms of the mutual release and settlement agreement provided for the Company to pay $11,000 for an outstanding legal bill owed by Pyramid Records Corp. to a third party, permit Allen Jacobi to retain $40,000 received under a license agreement, transfer any rights to the existing Stephen Stills contract to Allen Jacobi, subject to approval by the artist, and relinquish all rights to an internet domain name. The Company was also entitled to all future monies to be received under the license agreement.

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

In December 2004, the Company offset a note receivable from David Levy, an officer of the Company, in the amount of $15,500 against deferred salary, which had been deferred under an employment agreement.

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

The Company has an employment agreement with David Levy, dated as of April 1, 2004. Mr. Levy serves as the Company’s President. The agreement terminates on March 23, 2009 and may be extended for subsequent one-year periods by both parties signing an extension prior to 30 days of the expiration date. Under the agreement, Mr. Levy is entitled to receive an annual salary of $350,000 or such greater amount as the board of directors may determine. This annual salary increased 5% on March 23, 2005. Under the agreement, Mr. Levy deferred any salary in excess of $2,500 per week until the Company raises a minimum of $5,000,000 in equity or equity equivalents. If Mr. Levy is terminated without cause, the Company must pay him any of his annual salary that has accrued, and an amount equal to the lesser of his annual salary for the number of months remaining in the term of the agreement or his monthly salary multiplied by 24.

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

The Company has an employment agreement with John W. Poling dated November 1, 2004 and amended on December 28, 2005. Mr. Poling serves as the Company’s Executive Vice President and Chief Financial Officer. Under the agreement, Mr. Poling is entitled to receive an annual salary of $200,000. Under the amendment, salary will no longer be deferred and the annual salary was set at $160,000. Mr. Poling also agreed to waive his right to receive any of his deferred salary. In the event Mr. Poling is terminated without cause, he will be entitled to severance equal to one year’s salary and payable in 12 monthly payments.

12. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $11.9 million and a shareholders deficiency of approximately $10.7 million at December 31, 2005, as well as a net loss of approximately $21.82 million and net cash used in operations of approximately $5.5 million for the year ended December 31, 2005 and de minimis cash on hand, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company’s television network and recorded music business.

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

During the first quarter of 2006, the Company issued 135,419 shares of common stock to third parties for services performed to the Company, 5,000 shares of common stock to directors as compensation for services on the Company’s Board of Directors and 5,711 shares of common stock to an investor as interest payment on a note payable.

During the first quarter of 2006, the Company issued convertible promissory notes to various accredited investors in the aggregate principal amount of $210,000. These convertible promissory notes pay interest at 10% and are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price of $2.50 per share. In connection with the issuance of the convertible notes, the Company issued to the holders an aggregate of 84,000 warrants to purchase the Company’s common stock. The common stock purchase warrants have two year terms and the exercise price is $2.50 per share.

The Company also issued a convertible promissory note of $300,000 to an accredited investor on March 21, 2006. This convertible promissory note pays interest at 10% and is due on the second anniversary of its issuance date and is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $3.00 per share. In connection with the issuance of the convertible note, the Company issued to the holder a warrant to purchase 100,000 shares of the Company’s common stock. The common stock purchase warrant has a two year term and the exercise price is $3.00 per share.

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

On March 31, 2006, the Company entered into agreements with two individuals (“the Lenders”) pursuant to which the Lenders agreed to loan an aggregate amount of $800,000 (the “Bridge Loan”) to the Company. In connection with the Bridge Loan, the Company issued two promissory notes (the “Bridge Notes”), in the aggregate principal amount of $800,000, to the Lenders, both of whom are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan will accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes will be due on March 31, 2007. The payments due under the Bridge Notes will be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company will pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company will pay each Lender the total amount due under each Bridge Note. Upon the occurrence of an event of default under the Bridge Notes, (i) the entire unpaid balance of the principal and any interest on the Bridge Notes will bear interest at the rate of 12% per year; and (ii) the holders of the Bridge Notes may, without notice and at their option, accelerate the maturity of the Bridge Notes and cause the entire unpaid balance and any interest on the Bridge Notes to be immediately due and payable. An event of default under the Notes occurs upon (i) the Company’s failure to timely pay any amount due under the Bridge Notes; (ii) the institution of any bankruptcy, reorganization, insolvency, liquidation or other proceeding for relief by or against the Company, and if instituted against the Company, the Company consents to any such proceeding or such proceeding is not dismissed within 90 calendar days; and (iii) any breach by the Company of the terms of the Bridge Notes that remains uncured for more than five days after receipt of written notice of such breach.

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

Note 14. Embedded Derivatives

On December 22, 2004, the Company issued a secured convertible term note in the principal amount of $3 million to Mitchell Entertainment Company (the “Mitchell Note”). The Mitchell Note paid interest at an annual rate of 10% and had a maturity date of December 19, 2006. The Mitchell Note could have been converted at any time by the lender into shares of the Company’s stock at an initial conversion price of $1.50 per share, subject to anti-dilution protections and certain other adjustments. In connection with the issuance of the Mitchell Note, the Company also issued to the lender warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share. In connection with the issuance of the Mitchell Note, the Company incurred deferred financing fees of approximately $148,000, which is reflected in other assets on the Company’s balance sheet. The Mitchell Note was secured by a second mortgage on the Lauderdale Property and by substantially all of the Company’s other assets, including the capital stock of its subsidiaries. The issuance of the warrants, as well as the existence of an embedded beneficial conversion feature, resulted in the Company recording a discount on the Mitchell Note of $3,000,000 as of the date of issuance. This discount was being accreted as interest expense from the date of issuance to the Mitchell Note's maturity date.

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004

On December 28, 2005 Mitchell Note was paid in full from the proceeds of the sale of the Lauderdale Property, and the remaining balance of the unamortized discount on the Mitchell Note was charged off as interest expense. Pursuant to the terms of the Mitchell Note, if such note is prepaid, the holder has the continuing right and option to purchase shares of Common Stock with an aggregate purchase price equal to $3 million. The Mitchell Note also included a provision that in the event that the Company’s EBITDA for the calendar quarter ending September 30, 2006 did not equal at least $5,000,000, the holder of the Mitchell Note has the right to extend the option to purchase shares of Common Stock to March 31, 2007. If the Maturity Date is so extended and the Company’s EBITDA does not equal $5,000,000 for the calendar quarter ending December 31, 2006 then Mitchell has the right to extend the option to purchase shares of Common Stock for an additional calendar quarter. The holder of the Mitchell Note also has the right to extend the option to purchase shares of Common Stock for an indefinite number of additional calendar quarters until the Company’s EBITDA equals $5,000,000 for the calendar quarter which immediately preceding the calendar quarter ending on the then applicable Maturity Date.

The Company concluded that the Mitchell Note contained an embedded derivative due to the registration rights and liquidated damages provisions contained in the surviving provision of the note which provides Mitchell the right to repurchase the shares of the Company’s common stock into which the note was convertible for a period of one year. In addition a requirement that the shares underlying the note and a warrant issued to Mitchell, be registered by June 30, 2005 (which requirement the Company did not satisfy) in order to avoid liquidated damages of .5% per month. In accordance with the Company’s policy of accruing the liability for liquidating damages as incurred, the Company recorded a liability and a corresponding expense at December 31, 2005.

The Company expensed the following amounts and recorded liabilities at December 31, 2005 as follows;

Embedded Derivative in connection with the perpetual option to acquire shares on terms provided in the Mitchell Note,	$4,999,955

Embedded Derivative, Warrant	$2,508,909

Total Embedded Derivative	$7,508,864

Liquidated damages on embedded derivative	$90,000

Total recorded liabilities at December 31, 2005	$7,598,864

The Company will recalculate the liability recorded from the embedded derivative in the Mitchell Note and Warrant in each successive period based on the completion of a calculation of the fair market value of the embedded derivative by an independent valuation consultant retained by the Company.

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

Item 8A. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this report (the “Disclosure Controls”). Based upon the Disclosure Controls evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective in connection with preparing this Annual Report on Form 10-KSB due to a material weakness in the Company’s internal control over financial reporting, mainly its financial closing, review and analysis process.

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

The Company believes that the issues surrounding the restatement of this report, mainly the internal control related to the financial closing, review and analysis process, have been addressed and the Company has taken steps to avoid the reoccurrence of this condition by adding additional qualified staff with SEC experience in the financial reporting and analysis area. The Company believes that the efforts taken by new management since the end of 2005 to strengthen the Company’s internal controls related to the financial closing, review, and analysis process will address this issue in future periods.

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

The Company’s internal control over financial reporting was modified during the Company’s most recent fiscal quarter to add additional qualified staff to address deficiencies in the financial closing, review and analysis process, which has materially affected the Company’s internal control over financial reporting.

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

In the letter, OTCBB also noted that as of April 20, 2006, notification of the delinquency appeared on the OTCBB Daily List and a fifth character “E” was appended to the Company’s ticker symbol on the first business day following the date that the delinquency notification appeared on the Daily list. As this Form 10-KSB has been filed prior to the expiration of the grace period, the Company expects that the Company’s delinquency notification on the Daily List and the fifth character “E” appended to the Company’s ticker symbol will be removed.

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

The following table sets forth information regarding the Company’s directors and executive officers as of December 31, 2005. There are no family relationships among any of our directors and officers.

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

The Company’s board of directors has a standing Audit Committee. The Audit Committee is currently composed of Gregory R. Catinella. The Board has determined that such member of the Audit Committee is independent as defined in applicable Nasdaq National Market listing standards.

The board of directors has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller. The code of ethics was previously filed with the Commission in the Company’s Current Report on Form 8-K filed with the Commission on April 23, 2004 and is incorporated by reference as an exhibit to this Annual Report on Form 10-K.

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

Annual Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus	All Other Compensation
David Levy President and Director of the Company	2005 2004 2003	$ $ $	174,000 172,000 3,607	$40,000 — —	$ $ $	19,374(1 13,695 (2 11,934 (3	) ) )
Les Garland, Executive Vice President and Director of the Company	2005 2004 2003	$ $ $	406,154 397,343 64,421	$85,000 — 29,000	$ $	19,374 (1 1,031(4	) )
John W. Poling Executive Vice President and Director of the Company (5)	2005 2004	$ $	130,000 45,500	$30,000 —		— —

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

John W. Poling Under an employment agreement dated November 1, 2004 and amended on December 28, 2005. Mr. Poling serves as our Executive Vice President and Chief Financial Officer. Under the agreement, Mr. Poling is entitled to receive an annual salary of $200,000. Under the amendment, salary will no longer be deferred and the annual salary was set at $160,000. Mr. Poling also agreed to waive his right to receive any of his deferred salary. In the event Mr. Poling is terminated without cause, he will be entitled to severance equal to one year’s salary and payable in 12 monthly payments.

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

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of December 31, 2005, by each person known by the Company to own beneficially more than 5% of the Company’s common stock; each of the Company’s named executive officers; each director of the Company; and all of the executive officers and directors as a group.

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

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common stock Owned

Les Garland President of The Tube and Director of the Company	1,542,000	5.9%

David Levy President of the Company and Director of the Company	2,744,373(2)(4)	10.6%

Gregory Catinella Director of the Company	746,500	2.9%

John W. Poling Executive Vice President and Chief Financial Officer of the Company and Director of the Company	200,000	*

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Outstanding Common stock Owned

Ned Siegel 500 T-Rex Ave., Suite 150 Boca Raton, FL 33431	1,725,691	6.6%

Neil Strum 3849 Rambla Pacifico Malibu, California 90265	1,905,691	7.3%

VLC Holdings, LLC 2455 E. Sunrise Blvd., Suite 502 Ft. Lauderdale, FL 33304	2,739,373(3)(4)	10.5%

Mitchell Entertainment Company 11601 Wilshire Blvd., Suite 2400 Los Angeles, CA 90025	4,300,000(5)	14.2%

Robert Kast 21875 Cartagena Drive Boca Raton, FL 33428	4,537,861(6)	15.6%

All executive officers and directors as a group (4 persons)	5,232,873	20.1%

* Less than 1%

(1) Unless otherwise indicated, the address of record for the owner is 1451 West Cypress Creek Road, Ft. Lauderdale, FL 33309

(2) Includes 5,000 shares owned by David Levy and 2,739,373 owned by VLC Holdings, LLC. Excludes 1,272,784 shares owned by Rachel Levy, David Levy’s mother and 8,000 shares owned by Victoria Levy, David Levy’s daughter.

(3) The aggregate holdings of David Levy, Rachel Levy and VLC Holdings total 4,017,157 and represent approximately 15.4% of the Company’s outstanding common stock.

(4) The principal owners of VLC Holdings, LLC are the wife and daughter of David Levy, the President and a director of the Company. Excludes shares held by Rachel Levy.

(5) Represents the right to purchase 2,000,000 shares pursuant to a repaid convertible term note and 2,300,000 shares issuable upon the exercise of a common stock purchase warrant.

(7) Includes common stock purchase warrants to purchase up to 3,128,575 shares of common stock.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan information as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity compensation plans approved by security holders	—	$—	2,000,000 (1)
Equity compensation plans not approved by security holders	10,000	$3.00 (3)	—
Total (4)	10,000	$3.00	2,000,000

(1)	No stock options have been issued under the 2004 Employee Stock Option Plan approved by security holders.

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company, initially known as Lexington Barron Technologies, Inc., was incorporated in the State of Colorado on August 23, 2000. From its inception through April 1, 2004, Lexington Barron Technologies, Inc. conducted no significant operations or other activities. On March 15, 2004, Lexington Barron Technologies, Inc. entered into a stock exchange agreement with Pyramid Music Corp., a Florida corporation. Under the terms of the stock exchange agreement, Lexington Barron Technologies, Inc. acquired 100% of the outstanding common stock of Pyramid Music Corp. in exchange for 16,922,464 shares of common stock of Lexington Barron Technologies, Inc. As a result of the share exchange, which was consummated on April 1, 2004, the former shareholders of Pyramid Music Corp. owned, on a fully diluted basis, approximately 80% of the then-issued and outstanding shares of common stock of Lexington Barron Technologies, Inc. and the former principal owners of Lexington Barron Technologies, Inc.’s common stock (who are former directors of the company) owned, on a fully diluted basis, approximately 20% of the then-issued and outstanding shares of Lexington Barron Technologies, Inc. On March 26, 2004, Lexington Barron Technologies, Inc. amended its articles of incorporation to change its name to AGU Entertainment Corp., and on February 25, 2006, the Company amended and restated its certificate of incorporation to change its name to The Tube Media Corp.

In connection with the share exchange, the then board of directors of the Company appointed nominees selected by the former shareholders of Pyramid Music Corp. to fill the existing vacancies on the Company’s board of directors. The former directors resigned as members of our board of directors.

Effective December 8, 2004, Allen Jacobi resigned as President of AGU Music, Inc., one of our subsidiaries. The Company was not obligated to make any payments to him under the termination provisions of his former employment agreement. On December 8, 2004, as part of his resignation, we and our subsidiaries entered into a mutual release and settlement agreement with Allen Jacobi, Josh Danoff, Jeff Shane, Delsy Gutierrez, each an employee of Allen Jacobi, Pyramid Records Corp., a Florida corporation, and Pyramid Media Group, Inc., referred to herein as the Pyramid Parties. Under the terms of the mutual release and settlement agreement, the Pyramid Parties had to deliver all rights to certain master recordings to us, pay all brokerage commissions under the license agreement, deliver all business files and computers to the Company, forfeit all rights to a telephone number and notify parties to certain agreements that the Pyramid Parties are no longer authorized to act on the Company’s behalf. The terms of the mutual release and settlement agreement provided for us to pay $11,000 for an outstanding legal bill owed by Pyramid Records Corp. to a third party, permit Allen Jacobi to retain $40,000 received under a license agreement, transfer any rights to the existing Stephen Stills contract to Allen Jacobi, subject to approval by the artist, and relinquish all rights to an internet domain name. The Company was also entitled to all future monies to be received under the license agreement.

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

In December 2004, the Company offset a note receivable from David Levy, an officer of the Company, in the amount of $15,500 against deferred salary, which had been deferred under an employment agreement.

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

4.8	Form of 7% Secured Convertible Note, dated April 21, 2006, issued by The Tube Media Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed April 26, 2006)

4.9	Form of Common Stock Purchase Warrant, dated April 21, 2006, issued by The Tube Media Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed April 26, 2006)

10.1	Employment agreement of David Levy, dated as of April 1, 2004. (incorporated herein by reference to the Registrant’s Form 8-K filed April 16, 2004, as amended)

10.2	Employment agreement of Allen Jacobi, dated as of April 1, 2004. (incorporated herein by reference to the Registrant’s Form 8-K filed April 16, 2004, as amended)

10.3
Assignment and Assumption Agreement, dated as of March 3, 2004, among Pyramid Media Group, Inc., Allen Jacobi and Pyramid Records International , Inc. (incorporated herein by reference to the Registrant’s Form 8-K filed April 16, 2004, as amended)

10.4
Amendment to Assignment and Assumption Agreement, dated March 8, 2004, by and among Pyramid Media Group, Inc., Allen Jacobi and Pyramid Records International , Inc. (incorporated herein by reference to the Registrant’s Form 8-K filed April 16, 2004, as amended)

10.5	Corporate Guaranty, dated March 5, 2004. (incorporated herein by reference to the Registrant’s Form 8-K filed April 16, 2004, as amended)

10.6	Employment Agreement of Les Garland, dated July 2003 (incorporated herein by reference to the Registrant’s Form 8-K filed April 16, 2004, as amended)

10.7	Agreement with GSMB regarding marketing and promotional expenditure commitment (incorporated herein by reference to the Registrant’s Form 10-QSB filed August 20, 2004)

10.8	Trust Agreement in connection with the marketing and promotional expenditure commitment (incorporated herein by reference to the Registrant’s Form 10-QSB filed August 20, 2004)

10.9	Agreement with Radical Media, Inc. (incorporated herein by reference to the Registrant’s Form 10-QSB filed August 20, 2004)

10.10
Agreement for Purchase and Sale, dated, dated as of September 10, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A dated July 27, 2001 (incorporated herein by reference to the Registrant’s Form 8-K filed September 20, 2004)

10.11	Consulting Agreement, dated as of September 13, 2004, by and between AGU Entertainment Corp. and Kevin Waltzer (incorporated herein by reference to the Registrant’s Form 8-K filed September 20, 2004)

10.12	Employment Agreement dated as of November 1, 2004 between AGU Entertainment Corp. and John W. Poling (incorporated herein by reference to the Registrant’s Form 8-K filed November 9, 2004)

10.13	Stock Purchase Agreement between AGU Entertainment Corp. and AUW, Inc. (incorporated herein by reference to the Registrant’s Form 10-QSB filed November 12, 2004)

10.14	2004 Stock Option and Stock Incentive Plan (incorporated herein by reference to the Registrant’s Form 10-QSB filed November 12, 2004)

10.15
Amendment to Agreement for Purchase and Sale, dated, dated as of September 10, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A dated July 27, 2001 (incorporated herein by reference to the Registrant’s Form 10- QSB filed November 12, 2004)

10.16
Securities Purchase Agreement, effective as of December 20, 2004, by and among AGU Entertainment Corp., The Tube Music Network, Inc. and Pyramid Records International, Inc. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.17
Mortgage Deed and Security Agreement, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.18
Master Security Agreement, effective as of December 20, 2004, by and among AGU Entertainment Corp., The Tube Music Network, Inc. and Pyramid Records International, Inc. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.19
Assignment of Rents, Leases and Deposits, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.20
Subordination Agreement, effective as of December 20, 2004, by and between Charley Zeches, in her capacity as trustee of Lakes Holding Trust, and Mitchell Entertainment Company, as agreed to, accepted and acknowledged by AGU Entertainment Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.21
Registration Rights Agreement, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.22
Environmental Indemnity Agreement, effective as of December 20, 2004, by and among AGU Entertainment Corp., The Tube Music Network, Inc. and Pyramid Records International, Inc. and Mitchell Entertainment Company (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.23
Mortgage Deed and Security Agreement, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.24
Assignment of Rents, Leases and Deposits, effective as of December 20, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.25
Amendment No. 2 to Agreement for Purchase and Sale, dated as of November 30, 2004, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as Trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant’s Form 8-K filed December 29, 2004)

10.26	Letter Agreement regarding $145,000 Protective Advance, dated April 14, 2005 (incorporated herein by reference to the Registrant’s Form 8-K filed April 20, 2005)

10.27	Letter, dated April 22, 2005 (incorporated herein by reference to the Registrant’s Form 8-K/A filed April 28, 2005)

10.28	Settlement and Mutual Release Agreement, effective April 15, 2005 (incorporated herein by reference to the Registrant’s Form 8-K/A filed May 11, 1005)

10.29	Mitchell Letter Agreement, dated as of April 29, 2005 (incorporated herein by reference to the Registrant’s Form 8-K filed May 20, 2005)

10.30	Solomon Letter Agreement, effective May 18, 2005 (incorporated herein by reference to the Registrant’s Form 8-K filed May 20, 2005)

10.31
Technical Services Agreement, dated as of December 1, 2004, by and between The Tube Music Network, Inc. and Skyport Services, Inc. (incorporated herein by reference to the Registrant’s Form 8-K/A filed May 23, 2005)

10.32
Charter Affiliate Affiliation Agreement, dated as of April 15, 2005, by and between The Tube Music Network, Inc. and Raycom Media, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filed May 20, 2005)

10.33	Confidential Settlement Agreement and Mutual Release, dated June 21, 2005 (incorporated herein by reference to the Registrant’s Form 8-K/A filed July 8, 2005)

10.34
Loan Agreement, dated July 25, 2005, among Robert Jaffee and AGU Entertainment Corp., Les Garland, David C. Levy, Victoria Levy, Marc Gelberg, Greg Catinella and John W. Poling (incorporated herein by reference to the Registrant’s Form 8-K filed August 2, 2005)

10.35	$500,000 Promissory Note issued by AGU Entertainment Corp. to Robert Jaffee (incorporated herein by reference to the Registrant’s Form 8-K filed August 2, 2005)

10.36	Warrant to purchase up to 400,000 shares of common stock of AGU Entertainment Corp. issued to Robert Jaffee (incorporated herein by reference to the Registrant’s Form 8-K filed August 2, 2005)

10.37
Letter Agreement, dated August 11, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of maturity date (incorporated herein by reference to the Registrant’s Form 10-QSB filed August 19, 2005)

10.38
Letter Agreement, dated August 17, 2005, by and between AGU Entertainment Corp. and Mitchell Entertainment Company regarding extension of due date for filing of registration statement (incorporated herein by reference to the Registrant’s Form 10-QSB filed August 19, 2005)

10.39
Agreement for Purchase and Sale, dated as of August 29, 2005, by and between AGU Entertainment Corp. and Tarragon South Development Corp. (includes side letter) (incorporated herein by reference to the Registrant’s Form 8-K filed November 11, 2005)

10.40
Consulting Agreement, dated as of August 31, 2005, by and between AGU Entertainment Corp. and DKK-RK Enterprises, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filed September 8, 2005)

10.41
Letter Agreement, dated September 2, 2005, by and between AGU Entertainment Corp., The Tube Music Network, Inc. and AGU Music Inc. and Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed September 8, 2005)

10.42	$500,000 Promissory Note, dated August 31, 2005, issued to Robert Alan Kast by AGU Entertainment Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed September 8, 2005)

10.43
$200,000 Promissory Note, dated August 31, 2005, issued to Daniel K. Kast and Lenore S. Kast by AGU Entertainment Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed September 8, 2005)

10.44	Warrant to subscribe for 100,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed September 8, 2005)

10.45	Warrant to subscribe for 200,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed September 8, 2005)

10.46	Warrant to subscribe for 100,000 shares of common stock of AGU Entertainment Corp. issued Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed September 8, 2005)

10.47	Warrant to subscribe for 150,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed September 8, 2005)

10.48	Warrant to subscribe for 200,000 shares of common stock of AGU Entertainment Corp. issued to Robert Alan Kast (incorporated herein by reference to the Registrant’s Form 8-K filed September 8, 2005)

10.49	Promissory Note dated October 21, 2005, issued by AGU Entertainment Corp. to Tarragon South Development Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed October 27, 2005)

10.50
Third Mortgage Deed and Security Agreement, dated as of October 21, 2005, by and among AGU Entertainment Corp. and Tarragon South Development Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed October 27, 2005)

10.51
Subordination Agreement dated as of October 21, 2005, by and among Charley Zeches, in her capacity as trustee of Lakes Holding Trust, Mitchell Entertainment Company, Tarragon South Development Corp., as agreed to, accepted and acknowledged by AGU Entertainment Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed October 27, 2005)

10.52
Tri-Party Developer’s Agreement, dated as of October 21, 2005, by and among the City of Lauderdale Lakes, AGU Entertainment Corp. and Tarragon South Development Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed October 27, 2005)

10.53
Promissory Note, dated October 31, 2005, issued by AGU Entertainment Corp. to Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant’s Form 8-K filed October 27, 2005)

10.54
Receipt for Future Advance and Mortgage Modification Agreement, dated as of October 21, 2005, by and between AGU Entertainment Corp. and Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A (incorporated herein by reference to the Registrant’s Form 8-K filed October 27, 2005)

10.55	Easement Search Letter, dated October 21, 2005 (incorporated herein by reference to the Registrant’s Form 8-K filed October 27, 2005)

10.56
Notice of Limitation on Mortgage Future Advance by AGU Entertainment Corp. relating to mortgage in favor of Mitchell Entertainment Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed October 27, 2005)

10.57
First Amendment to Agreement for Purchase and Sale, dated as of November 1, 2005, by and between AGU Entertainment Corp. and Tarragon South Development Corp. (incorporated herein by reference to the Registrant’s Form 10-QSB filed December 9, 2005)

10.58
Second Amendment to Agreement for Purchase and Sale, dated as of December 2, 2005, by and between AGU Entertainment Corp. and Tarragon South Development Corp. (incorporated herein by reference to the Registrant’s Form 10-QSB filed December 9, 2005)

10.59
Amendment No. 3 to Agreement for Purchase and Sale, dated as of December 2, 2005, by and between Charley Zeches, in her capacity as trustee of Lakes Holding Trust U/A and AGU Entertainment Corp. (incorporated herein by reference to the Registrant’s Form 10-QSB filed December 9, 2005)

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

10.73	Settlement and Mutual Release Agreement effective January 16, 2006 (incorporated herein by reference to the Registrant’s Form 8-K filed April 13, 2006).

10.74	Guaranty Agreement by David Levy, dated as of January 16, 2006 (incorporated herein by reference to the Registrant’s Form 8-K filed April 13, 2006).

10.75	Guaranty Agreement by Donna Levy, dated as of January 16, 2006 (incorporated herein by reference to the Registrant’s Form 8-K filed April 13, 2006).

10.76	Letter Agreement, dated April 11, 2006, with Robert Alan Kast relating to $225,000 Promissory Note (incorporated herein by reference to the Registrant’s Form 8-K filed April 13, 2006).

10.77	Letter Agreement, dated April 11, 2006, with Robert Alan Kast relating to $150,000 Promissory Note (incorporated herein by reference to the Registrant’s Form 8-K filed April 13, 2006).

10.78
Form of Purchase Agreement, dated as of April 21, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto. incorporated herein by reference to the Registrant’s Form 8-K filed April 26, 2006)

10.79
Form of Registration Rights Agreement, dated as of April 21, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto. (incorporated herein by reference to the Registrant’s Form 8-K filed April 26, 2006)

10.80
Form of Pledge and Security Agreement, dated April 21, 2006, made by David Levy in favor of Nite Capital, L.P. and acknowledged by The Tube Media Corp. (incorporated herein by reference to the Registrant’s Form 8-K filed April 26, 2006)

10.81	Services Agreement dated as of July 13, 2005 by and between The Tube Music Network, Inc. and Crawford Communications, Inc. *

14.1	Code of Ethics, as amended (incorporated herein by reference to the Registrant’s Form 8-K filed August 23, 2004)

16.1	Letter regarding Change in Certifying Accountant (incorporated herein by reference to the Registrant’s Form 8-K/A filed June 15, 2004)

21.1	List of Subsidiaries (incorporated herein by reference to the Registrant’s Form 10-KSB filed March 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Section 906 Certification

•  Previously filed

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Weinberg & Company, P.A., the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2005 and 2004 in each of the following categories were:

	Fiscal Year Ended December 31,
	2005	2004

Audit Fees	$67,968	$36,957
Audit-Related Fees	3,521	25,530
Tax Fees	—	4,388
All Other Fees	—	—
Total	$71,489	$66,875

Audit Fees. The aggregate fees billed by Weinberg & Company, P.A., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2005, and the review of the financial statements included in the Company’s Forms 10-Q for fiscal years ended 2004 and 2005 were $36,975 and $67,968, respectively.

Audit-Related Fees. The aggregate fees billed by Weinberg & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2004 and 2005 and that are not disclosed in the paragraph captioned “Audit Fees” above, were $25,530 and $3,521, respectively. The services performed by Weinberg & Company, P.A., in connection with these fees consisted primarily of review of our SEC filings.

Tax Fees. The aggregate fees billed by Weinberg & Company, P.A., for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2004 and 2005 were $4,388 and $0, respectively The services performed by Weinberg & Company, P.A., in connection with these fees consisted of preparing the Company’s 2004 federal and state tax returns.

All Other Fees. There were no other fees paid to Weinberg & Company, P.A.

The Company’s audit committee charter provides that authority to pre-approve all audit and permitted non-audit services may be delegated to one or more members of the audit committee or a sub-committee thereof. During the fiscal year ended December 31, 2005, all services performed by the independent registered public accounting firm were pre-approved pursuant to the pre-approval policies of our audit committee.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2006.

THE TUBE MEDIA CORP.

By:	/s/ D. Patrick LaPlatney
D. Patrick LaPlatney
Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 6, 2006.

By: /s/ D. Patrick LaPlatney
D. Patrick LaPlatney
Director and Chief Executive Officer

By: /s/ Shane Capolla
Shane Capolla Director and Chairman

By: /s/ Celestine F. Spoden
Celestine F. Spoden Chief Financial Officer

By: /s/ Gregory R. Catinella
Gregory R. Catinella Director

By: /s/ John W. Poling
John W. Poling Director and Executive Vice President

By: /s/ David Levy
David Levy Director