Form 10QSB
period 2006-09-30
Tube Media Corp.
filed 2006-12-20
CIK 1168932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52067

THE TUBE MEDIA CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	84-1557072
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The number of shares of the issuer's common stock, par value $0.0001 per share, outstanding as of November 8, 2006 was 35,123,518

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

Item 1.	Financial Statements

THE TUBE MEDIA CORP. (Formerly AGU Entertainment Corp.) and SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	Unaudited
Assets
Current Assets:
Cash	$5,096	$346,998
Accounts receivable, net of allowance for doubtful
accounts of $602,833 and $195,703, respectively	219	408,822
Prepaid expenses	140,052	367,264
Deferred stock compensation for directors	1,650,000	—
Total current assets	1,795,367	1,123,084
Property and equipment, net of accumulated
depreciation of $508,105 and $296,876, respectively	705,667	465,953
Intangibles, net of amortization	10,408,771	1,077,161
Defered stock compensation for directors	1,237,500	—
Other assets	97,803	50,480
Total assets	$14,245,108	$2,716,678

Liabilities and Shareholders’ (Deficiency)
Current Liabilities:
Accounts payable	$2,166,246	$949,044
Notes payable, related parties	1,137,625	1,241,010
Notes payable	562,333	707,818
Convertible notes payable	2,924,814	1,125,000
Embedded derivatives at fair value	4,745,206	7,508,864
Accrued liabilities	3,257,114	1,539,890
Accrued stock compensation to directors	1,650,000	—
Common stock to be issued	2,280,500	—
Total current liabilities	18,723,838	13,071,626

Notes payable	—	25,319
Convertible notes payable - net of unamortized discounts	1,076,842	375,408
Embedded derivatives at fair value	422,810	—
Accrued stock compensation to directors	1,237,500	—
Other long term liabilities	55,436	—
Total liabilities	21,516,426	13,472,353
COMMITMENTS AND CONTINGENCIES
Shareholders’ (deficiency)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized,
33,578,550 and 26,046,711 shares issued and outstanding	3,357	2,604
Additional paid-in capital	33,401,628	17,762,512
Accumulated deficit	(40,676,303)	(28,520,791)
Total shareholders' (deficiency)	(7,271,318)	(10,755,675)
Total liabilities and shareholders' (deficiency)	$14,245,108	$2,716,678

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005

Net revenues	$1,558	$76,670	$1,558	$252,751
Cost of sales and services performed	1,528	7,223	1,528	36,598
Gross profit	30	69,447	30	216,153

Operating Expenses
Affiliation agreements	1,138,339	—	1,138,339	—
Legal and professional fees	352,889	284,683	1,400,103	966,693
Promotion and advertising	48,862	58,206	283,602	167,068
Depreciation and amortization	719,937	171,011	1,266,879	348,587
Impairment of intangible assets	1,762,419	—	1,762,419	—
Other general and administrative costs	5,813,953	1,327,072	8,722,473	7,095,208
Total operating expenses	9,836,399	1,840,972	14,573,815	8,577,556

Operating loss	(9,836,369)	(1,771,525)	(14,573,785)	(8,361,403)
Interest expense	(758,942)	(2,192,470)	(1,997,247)	(5,013,562)
(Loss) gain on fair value adjustment to
embedded derivatives	(1,636,386)	—	4,408,711	—
Other (expense) income	(3,448)	—	6,809	—
Loss from continuing operations	(12,235,145)	(3,963,995)	(12,155,512)	(13,374,965)

Loss from discontinued operations	—	(189,682)	—	(513,000)
Net loss	$(12,235,145)	$(4,153,677)	$(12,155,512)	$(13,887,965)

Loss per common share from continuing operations	$(0.38)	$(0.15)	$(0.42)	$(0.54)
Loss per common share from discontinued operations	$—	$(0.01)	$—	$(0.02)
Net loss per common share	$(0.38)	$(0.16)	$(0.42)	$(0.56)
Weighted average common shares outstanding -
Basic and diluted	32,327,620	25,430,713	28,742,329	24,592,778

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficiency)
For the Nine Months Ended September 30, 2006
  (Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2005	26,046,711	$2,604	$17,762,512	$(28,520,791)	$(10,755,675)

Issuance of shares of common stock for services	135,419	14	209,885	—	209,899
Issuance of warrants to purchase common stock
in connection with the issuance of convertible debt	—	—	171,400	—	171,400
Beneficial conversion feature from issuance of convertible debt	—	—	190,840	—	190,840
Issuance of shares of common stock in connection with contract rights agreements for network broadcasting	1,100,000	110	2,409,890	—	2,410,000
Issuance of warrants to purchase common stock in connection
with contract rights agreements for network broadcasting	—	—	1,435,530	—	1,435,530
Issuance of shares of common stock to directors for services	5,000	—	7,750	—	7,750
Issuance of shares of common stock to pay accrued interest	5,711	1	11,420	—	11,421
Issuance of shares of common stock for interest
in connection with the conversion of a convertible note	18,420	2	35,365	—	35,367
Issuance of shares of common stock in connection with contract rights agreements for network broadcasting	2,039,959	204	2,978,136	—	2,978,340
Issuance of common stock
for services	395,000	39	593,210	—	593,249
Issuance of common stock in
settlement with two former employees	100,000	10	161,990	—	162,000
Issuance of shares of common stock
in connection with contract rights
agreements for broadcasting	2,227,330	223	3,650,846	—	3,651,069
Issuance of shares of common stock
to members of board of directors	1,505,000	150	2,483,700	—	2,483,850
Issuance of warrant to purchase common stock
in connection with contract rights
agreement for broadcasting	—	—	532,522	—	532,522
Stock options issued to officers,
employees and consultants	—	—	766,632	—	766,632
Net loss	—	—	—	(12,155,512)	(12,155,512)
Balances at September 30, 2006	33,578,550	$3,357	$33,401,628	$(40,676,303)	$(7,271,318)

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005

	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss from continuing operations	$(12,155,512)	$(13,374,965)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization and impairment of intangible assets	3,029,298	486,332
Stock options issued to officers, employees and consultants	766,632	—
Common stock issued for services and compensation	3,294,748	2,171,730
Common stock issued as settlement expense	162,000	1,180,000
Common stock issued to pay interest	46,788	—
Increase in allowance for doubtful accounts receivable	407,132	—
Interest expense accreted on embedded derivatives	473,737	—
Gain on fair value adjustment to embedded derivatives	(4,408,711)	—
Loss from discontinued operations, less depreciation	—	(513,000)
Decrease in accounts receivable	1,009	6,526
Decrease in prepaid expenses	227,212	110,491
Increase in accounts payable and accrued liabilities	2,934,424	1,993,834
Increase in common stock to be issued	1,152,500	—
Decrease in discount on notes payable	615,988	4,189,409
Net cash used in operating activities	(3,452,755)	(3,749,643)
Cash flows from investing activities:
Disbursements for property and equipment	(663,299)	(288,293)
Net cash used in investing activities	(663,299)	(288,293)
Cash flows from financing activities:
Payment of equipment note and on capital leases	(48,706)	(11,376)
Payment of notes payable	(125,000)	(502,464)
Proceeds from notes payable to related parties	350,800	1,026,003
Payment of notes payable to related parties	(352,942)	(5,900)
Proceeds from other notes payable	4,750,000	2,764,936
Payment of other notes payable	(800,000)	—
Net cash provided by financing activities	3,774,152	3,271,199
Net (decrease) in cash	(341,902)	(766,737)
Cash, beginning of period	346,998	771,533
Cash, end of period	$5,096	$4,796
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$202,302	$201,914
Non-cash financing activities:
Common stock issued as payment for services	$—	$1,173,290
Common stock issued as settlement expense	$—	$1,180,000
Common stock issued as compensation to a director	$—	$1,047,840
Conversion of liabilities to common stock	$—	$337,500
Equipment acquired through issuance of common stock	$—	$244,500
Common stock ussed for financing expenses	$—	$159,301
Common stock issued in connection with affiliation agreements	$9,039,409	—
Warrants issued - affiliation agreements and convertible debt	$1,968,052	$4,016,142
Convertible note converted to common stock - to be issued	$500,000	$—

See accompanying notes to condensed consolidated financial statements

The Tube Media Corp. (formerly AGU Entertainment Corp.) and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (Unaudited)

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Tube Media Corp. (formerly AGU Entertainment Corp.) and subsidiaries (collectively the “Company”) is primarily in the business of a 24-hour per day digital television network, through its subsidiary, The Tube Music Network, Inc. (“The Tube”), that delivers high quality music video, audio and e-commerce to digital viewers nationally. References to the Company mean The Tube Media Corp. and its subsidiaries (the “Company”) unless otherwise indicated.

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

The accompanying financial statements reflect the results of the operations of the Company for the three and nine months ended September 30, 2006 and the results of the Company for the three and nine months ended September 30, 2005 (restated).

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

Reclassifications

Certain amounts from the December 31, 2005 balance sheet have been reclassified to conform to the current period presentation.

Restatements

The Company amended its Form 10-KSB for the year ended December 31, 2005 and will amend the quarterly financials for the quarterly reports on Form 10-QSB for the quarter ended March 31, 2006 and for the quarter ended June 30, 2006 to reflect a liability in connection with convertible promissory note and a warrant that contain an embedded derivative as of December 31, 2005. The Amendment No. 1 to our Form 10-KSB for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission on May 11, 2006 (the “Initial Filing”), was filed to reflect the restatement of the consolidated balance sheet at December 31, 2005 and the consolidated statements of operations, consolidated statements of changes in stockholders’ equity (deficiency) and consolidated statements of cash flows for the year ended December 31, 2005 and the notes related thereto, as well as corresponding changes to the discussion of the results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004, and Liquidity and Capital Resources contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations. Section 8A, Controls and Procedures was also revised. The Form 10-KSB/A amends and restates Items 6, 7 and 8A of Part ll and 13 of Part I of the Initial Filing and no other material information in the Initial Filing is amended.

The Company also restated its previously issued, September 30, 2005 condensed consolidated financial statements for matters related to the following previously reported items: discontinued operations, the issuance of stock to a former director in connection with an employment agreement and expenses in connection with the settlement of dispute. The restatement of the previously issued, September 30, 2005 condensed consolidated financial statements was filed with the Securities and Exchange Commission on September 1, 2006.

The following is a summary of the restatements for the three months ended September 30, 2005:

Loss from continuing operations as originally reported at September 30, 2005	$(4,153,677)
Less reclassification of loss attributable to discontinued operations	189,682
Loss from continuing operations at September 30, 2005 as restated	$(3,963.995)

Loss from Discontinued operations	$(189,682)

The following is a summary of the restatements for the nine months ended September 30, 2005:

Loss from continuing operations as originally reported at September 30, 2005	$(11,660,125)

Less:

Additional compensation expense recorded in connection with the issuance of common stock	(1,047,840)
Additional expense in connection with the settlement of a dispute	(1,180,000)
Reclassification of loss attributable to discontinued operations	513,000
Loss from continuing operations at September 30, 2005 as restated	$(13,374,965)
Loss from Discontinued operations	$(513,000)

The Company restated its previously issued December 31, 2005 audited consolidated financial statements for matters related to the previously reported liability with a convertible note and a warrant that contain an embedded derivative as of December 31, 2005. The restatement of the previously issued December 31, 2005 consolidated financial statements was filed with the Securities and Exchange Commission on December 7, 2006.

The following is a summary of the restatement of the previously issued audited December 31, 2005 financial statements:

Accumulated deficit as originally reported at December 31, 2005	$(20,921,927)

Adjustment to record embedded derivatives	(7,508,864)
Adjustment to record liquidated damages in connection with registration rights	(90,000)
Accumulated deficit at December 31, 2005 as restated	$(28,520,791)

The Company will restate its previously issued March 31, 2006 and June 30, 2006 condensed financial statements to adjust the embedded derivatives to fair value and to record liquidated damages in connection with embedded derivatives. The restatement of the previously issued condensed financial statements for March 31, 2006 and June 30, 2006 will be filed with the Securities and Exchange Commission in the near future.

The following is a summary of the restatement of the previously issued condensed March 31, 2006 financial statements:

Net loss as originally reported for the three months ended March 31, 2006	$(2,576,819)

Adjustment to adjust embedded derivatives to fair value	(818,883)
Adjustment to record liquidated damages in connection with registration rights	(45,000)
Net loss for the three months ended March 31, 2006 as restated	$(3,440,702)

The following is a summary of the restatement of the previously issued condensed June 30, 2006 financial statements:

Net loss as originally reported for the three months ended June 30, 2006	$(1,555,952)

Adjustment to adjust embedded derivatives to fair value	5,121,286
Adjustment to record liquidated damages in connection with registration rights	(45,000)
Income before income taxes for the three months ended June 30, 2006, as restated	$3,520,334

Loss per Share

Basic income or (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of shares outstanding during the year. Diluted income per share attributable to common stockholders further considers the impact of dilutive common stock equivalents. Diluted loss per share has not been presented separately for the three and nine months ended September 30, 2006 and 2005 because the effect of the additional shares that would be issued, assuming conversion of the convertible notes and common stock purchase warrants, are anti-dilutive for the aforementioned periods. The aggregate amount of securities that could potentially dilute earnings per share in future periods, at September 30, 2006 was 22,345,526.

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

Fair Value Measurements

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

2.	INTANGIBLES

Intangible assets at September 30, 2006 were as follows:

	Value at Acquisition	Accumulated Amortization	Balance at September 30, 2006
Contract rights	$10,902,948	$837,778	$10,065,170
Other intangibles	651,035	307,434	343,601
Total intangibles	$11,553,983	$1,145,212	$10,408,771

Contract rights, which were acquired in April 2005 and March 2006 for common stock and warrants to purchase the Company’s common stock, to broadcast The Tube in certain markets, are being amortized over the initial lives of the agreements, which are five year periods beginning in July 2005 and April 2006. On June 21, 2006, the Company issued 2,039,959 shares of common stock pursuant to an Agreement (see Note 5) for the launching of The Tube into various markets. These shares were valued at $1.46 per share, which was the closing price for the common stock on June 21, 2006, and recorded as intangible assets. On August 8, 2006, the Company issued 1,100,000 shares of common stock, which were valued at $1.77 per share which was the closing price for the common stock on August 8, 2006. Additionally, the Company issued warrants to purchase 1,350,000 shares of common stock of the Company in connection with the charter affiliation agreements, which were valued at fair value using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 50%, risk free interest rate of 4.5% and an expected life of ten years. The aggregate value of the warrants was $1,435,530 and recorded as intangible assets. Under the terms of an amended distribution agreement with Ark 21 Records, LP, the Company agreed to pay cash and shares of common stock for contract rights, which are being amortized on a straight-line basis over a period of three years. In September 2006, the Company determined that the value of contract rights was impaired and $58,400 was charged to expense to reduce the recorded value of the contract rights to zero. On November 30, 2006, Sinclair Television Group, Inc. (Sinclair) notified the Company that is was terminating the Affiliation Agreement of March 20, 2006 for the Company’s breach of its obligations. Sinclair is returning to the Company 600,000 shares of common stock of the Company issued in April 2006. Additionally, the Company recorded during the third quarter a liability for an additional 600,000 shares at the fair market value at the date the shares were earned. At September 30, 2006, the Company has recorded an impairment charge of the contract rights in the amount of $1,704,019 based on the difference in the price of the 1,200,000 shares of common stock on November 30, 2006 compared to the price when the shares were issued less the accumulated amortization. Other intangibles pertain to costs to develop network logos, graphic templates and on-air interstitials for The Tube.

Amortization expense for the three months ended September 30, 2006 and September 30, 2005 was $473,998 and $107,154, respectively. Amortization expense for the nine months ended September 30, 2006 and September 30, 2005 was $1,055,555 and $201,522, respectively. Aggregate amortization expense over the next five years is expected to be as follows:

For the year ending December 31:
2006	$1,430,294
2007	$2,195,756
2008	$2,051,082
2009	$1,978,744
2010	$1,931,544

3.	NOTES PAYABLE

Convertible Notes

Convertible notes payable consist of the following at September 30, 2006:

Convertible notes	$5,914,814
Less current portion	(2,924,814)
Less discount	(453,604)
Less value assigned to derivatives	(1,459,554)
Convertible notes payable, long term portion	$1,076,842

(a) During the first quarter of 2006, the Company issued additional convertible promissory notes to various accredited investors in the aggregate principal amount of $510,000. These convertible promissory notes pay interest at 10% and are due on the second anniversary of their issuance date and are convertible into shares of the Company’s common stock at the option of each holder at a conversion price ranging from $2.50 to $3.00 per share. In connection with the issuance of the convertible notes, the Company issued to the holders warrants to purchase an aggregate of 184,000 shares of the Company’s common stock. The common stock purchase warrants have two year terms and an exercise price ranging from $2.50 to $3.00 per share. The Company estimated the fair value of each warrant at the date of grant by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 50%, risk-free interest rate of 4.5%, and an expected life from two to ten years. The aggregate value of the warrants issued in the first quarter of 2006, in connection with convertible promissory notes, was $171,400 and this amount was recorded as a discount of the notes payable with an offset to paid in capital. Accordingly, as the effective conversion price of the notes was less than the fair price at the date of issuance, a beneficial conversion feature of $190,840 was determined and recorded as a discount to notes payable with an offset to paid in capital.

(b) On April 21, 2006, the Company completed a private placement (the “Private Placement”) of $2.45 million of securities to accredited investors (the “Investors”). In connection with the Private Placement, the Company and the Investors entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), each of which is dated as of April 21, 2006. Pursuant to the terms of the Purchase Agreement, the Company sold 7% secured convertible notes in the aggregate principal amount of $2.45 million (the “7% Notes”) and issued common stock purchase warrants to purchase an aggregate of 1,088,889 shares of the common stock at an exercise price of $2.25 per share (the “Warrants”) to the Investors.

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

Under the Registration Rights Agreement, on or prior to the 60th calendar day after the closing of the Private Placement, the Company is obligated to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the registerable securities, which includes (i) 150% of the shares of common stock issuable upon the conversion of the 7% Notes; (ii) 150% of the shares of common stock issuable as payment of interest on the 7% Notes; (iii) 150% of the shares of common stock issuable upon the exercise of the Warrants. The Company was required to use reasonable efforts to cause the registration statement to be declared effective by the SEC the earlier of (i) the 120th day following the closing of the Private Placement and (ii) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review. The Company filed a registration statement with the SEC on June 21, 2006. The registration statement was declared effective by the SEC on August 8, 2006. The Company is also obligated to use commercially reasonable efforts to keep such registration statement continuously effective until all registerable securities covered by such registration statement have been sold or may be sold pursuant to Rule 144(k) under the Securities Act of 1933, as amended. If (i) the registration statement is not filed by the required filing date; (ii) the registration statement is not declared effective by the SEC by the required effectiveness date; or (iii) after its effective date, the registration statement ceases for any reason to be effective or available to holders of all registerable securities for more than 20 consecutive trading days or an aggregate of 50 trading days (each, an “Event”), then (i) on the date of such Event, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement; and (ii) on each monthly anniversary of such an Event, until the Event is cured, the Company shall pay each holder an amount in cash equal to 1.0% of the aggregate subscription amount paid by such holder in the Private Placement. If the Company fails to pay any damages pursuant to an Event in full within ten days after its due date, the Company will pay interest thereon equal to 10% per annum. The maximum amount payable to any holder shall not exceed 12% of the aggregate subscription amount paid by such holder in the Private Placement. We will pay the holders of the 7% Notes an aggregate of $24,500 in penalty for the registration statement not becoming effective within the period set forth in the purchase agreement.

The Warrants may be exercised for common stock on or before April 21, 2011. The Warrants are exercisable for shares of common stock at an exercise price of $2.25 per share, subject to adjustments for stock splits, stock dividends, mergers and reorganizations, or through a “cashless exercise” provision contained in the Warrants. In addition, if the Company issues or sells any shares of common stock for a price per share that is less than the applicable exercise price of the Warrants, the exercise price of the Warrants will be reduced. The exercise price of the Warrants will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for common stock in an issuance that is not specifically exempt by the terms of the Warrants. The accounting for the warrants was determined under the guidance of SFAS 133. Accordingly, the warrants, valued at $860,220, are treated as derivatives and classified as a liability on April 21, 2006. The warrants are recorded at a fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the three months and nine months ended September 30, 2006 the fair value adjustment resulted in a loss of $293,173 and a gain of $437,410, respectively, and a reduction of the liability to $422,810 at September 30, 2006.

The beneficial conversion feature relating to the convertible notes is also treated as an embedded derivative valued at $1,012,664 and classified as a liability on April 21, 2006 in accordance with SFAS 133. The conversion feature of the convertible notes is recorded at fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the three and nine months ended September 30, 2006 the fair value adjustment resulted in no gain or loss and a gain of $1,012,664, respectively, and a reduction of the liability to zero at June 30, 2006 and September 30, 2006.

At September 30, 2006, the $2.45 million of April 21, 2006 notes payable are recorded as $990,448 as result of the derivative accounting for the beneficial conversion feature and the warrants. The value of the warrants and the beneficial conversion feature are being accreted to the note payable over the two year term of the notes with charges to interest expense. For the three and nine months ended September 30, 2006 this interest expense was $233,741 and $413,332, respectively.

The Company has used a portion of the proceeds from the Private Placement to repay the Bridge Loan obtained by the Company on March 31, 2006.

(c) On August 17, 2006, The Tube Media Corp. (the “Company”) entered into a subscription agreement (“Subscription Agreement”) with accredited investors (“Investors”) to complete a private placement (the “Private Placement”) of $990,000 in aggregate principal amount of securities. Pursuant to the terms of the Subscription Agreement, the Company sold convertible notes in the aggregate principal amount of $990,000 (the “Notes”) and issued common stock purchase warrants to purchase an aggregate of 385,714 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $2.25 per share (the “Warrants”) to the Investors. The Company received cash proceeds from the issuance of the Notes of $900,000 of which $500,000 was deposited on August 14, 2006 and the remaining $400,000 was deposited on August 17, 2006. The Notes and Warrants were issued on August 17, 2006. Palladium Capital Advisors LLC acted as placement agent on this transaction.

Pursuant to the terms of the Notes, the Company is required to make a single payment of principal on December 17, 2006. Any outstanding and unpaid principal and interest due under the Notes is convertible into shares of Common Stock at a conversion price of the lesser of (i) $2.25 per share, or (ii) fifty percent of the average of the closing bid prices of the Common Stock for the five trading days preceding but not including each conversion date, from and after the occurrence of an event of default (as described below) until the Notes are paid in full. The conversion price is subject to adjustments for stock splits, stock dividends, mergers, reorganizations and asset sales. In addition, if the Company issues or sells any shares of Common Stock for a price per share that is less than the applicable conversion price of the Notes, the conversion price of the Notes will be reduced to such price. The conversion price of the Notes will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for Common Stock in an issuance that is not specifically exempt by the terms of the Notes. The number of shares that may be acquired by a holder of the Notes upon conversion of the principal or interest due under the Notes is limited such that the total number of shares of Common Stock beneficially owned by such holder does not exceed 4.99% (or 9.99% upon written notice to the Company by such holder) of the total number of issued and outstanding shares of Common Stock.

Upon the occurrence of an event of default, the Notes will bear interest at the rate of 15% per annum, and a holder thereof shall have the right to convert the principal and any interest due under a Note into shares of Common Stock at the conversion price, subject to adjustment as described in the immediately preceding paragraph.

An event of default under the Notes occurs upon (i) the Company’s failure to pay any installment of principal, interest or other sum due under the Notes within ten days after the due date; (ii) the Company breaching any material covenant or other material term or condition of the Subscription Agreement or the Note after a 10 day cure period, (iii) any material representation or warranty of the Company becoming false or misleading in any material respect which results in a material adverse effect on the Company; (iv) the making of any assignment for the benefit of the Company’s creditors, the appointment of a receiver or trustee for the Company or for a substantial part of its property or business or the application for, or consent to, such an appointment by the Company; (v) the entering or filing of any money judgment, writ or similar final process against the Company or any of its property or other assets for more than $1,000,000, if such final process remains unvacated, unbonded or unstayed for a period of 45 days; (vi) the institution by or against the Company of any bankruptcy, insolvency, reorganization or other liquidation proceedings under any law, or the issuance of any notice in relation to such event for the relief of debtors and the failure of such proceeding to be dismissed within 45 days in the case of proceedings instituted against the Company; (vii) the delisting of the Common Stock from the principal trading exchange or market for the Common Stock, the failure of the Company to comply with the requirements for continued listing on such market for a period of 7 consecutive trading days or the Company’s receipt of notification from such market that it is not in compliance with the conditions for continued listing on such market; (viii) the Company’s default under any one or more obligations in an aggregate monetary amount in excess of $100,000 for more than 20 days after the due date unless the Company is contesting the validity of such obligation in good faith; (ix) the issuance by the Securities and Exchange Commission (the “SEC”) or a court of a stop trade order with respect to the Common Stock or the suspension of the Common Stock from trading on its principal trading or exchange market for 5 or more consecutive trading days; (x) the Company’s failure to timely deliver Common Stock or a replacement Note to a holder of Notes; (xi) the Company’s failure to timely effect, file or have declared effective the registration of the Common Stock in connection with an event of default; (xii) the Company’s failure to reserve sufficient Common Stock for issuance upon conversion of the principal and interest due under the Notes; and (xiii) the Company’s default of a material term, covenant, warranty or undertaking of any other agreement to which the Company and the Investors are parties, or the occurrence of a material event of default under any such other agreement which is not cured after any required notice and/or cure period is given.

The Warrants may be exercised for Common Stock on or before August 17, 2011. The Warrants are exercisable for shares of Common Stock at an exercise price of $2.25 per share, subject to adjustments for reorganization, consolidation, merger, asset sales, stock splits and stock dividends, or through a “cashless exercise” provision contained in the Warrants. In addition, if the Company issues or sells any shares of Common Stock for a price per share that is less than the applicable exercise price of the Warrants, the exercise price of the Warrants will be reduced to such lower price. The exercise price of the Warrants will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for Common Stock in an issuance that is not specifically exempt by the terms of the Warrants. Upon an event of default under the Notes, the exercise price of the Warrants will be reduced and the number of shares of Common Stock, which may be purchased by a holder thereof will be increased. The accounting for the warrants was determined under the guidance of SFAS 133. Accordingly, the warrants, valued at $194,979, are treated as derivatives and classified as a liability on August 14, 2006. The warrants are recorded at a fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense). For the three months ended September 30, 2006 the fair value adjustment resulted in a gain of $36,087 and a reduction of the liability to $158,892 at September 30, 2006.

At September 30, 2006, the $990,000 of August 14, 2006 notes payable are recorded as $855,426 as result of the derivative accounting for the warrants. The value of the warrants is being accreted to the note payable over the four month term of the notes with charges to interest expense. For the three months ended September 30, 2006 this interest expense was $60,405.

The Subscription Agreement provides that, for a period commencing 121 days after the occurrence of an event of default, but not later than 2 years after the closing of the Private Placement, upon a written request from any record holder or holders of more than 50% of the Common Stock issued and issuable upon conversion of any outstanding and unpaid principal and interest due under the Notes and outstanding Common Stock issued upon conversion of the Warrants, the Company is obligated to file a registration statement with the SEC registering 200% of the shares of Common Stock issuable upon the conversion of any of the outstanding and unpaid principal and interest due under the Notes and 133% of the shares of Common Stock issuable upon the exercise of the Warrants (such securities referred to as the registerable securities). This demand registration right may be exercised only once. In addition, if at any time the Company proposes to register any of its securities for sale to the public, the Company is obligated to include any of the registerable securities, not previously registered, in the securities to be covered by the Company’s registration statement. The Company must also file with the SEC a Form SB-2 registration statement within 45 calendar days after the occurrence of an event of default and cause the registration statement to be declared effective within 150 calendar days after such event. Pursuant to the Subscription Agreement, subject to customary exceptions, if the Company proposes to register any of its securities, the Company, upon request by the holders of registerable securities, will cause such registerable securities to be included by the proposed registration statement.

If (A) the registration statement is not filed on or before 45 calendar days after an event of default (referred to as the filing date), (B) the registration statement is not declared effective on or before 150 calendar days after the occurrence of an event of default (referred to as the effective date), (C) the registration statement is not declared effective due to the action or inaction of the Company within three (3) business days after receipt by the Company or its attorneys of a communication from the SEC that the registration statement will not be reviewed or that the SEC has no further comments, (D) the registration statement in connection with a default registration or a public sale is not filed within 60 days, or is not declared effective within 120 days, in each case, after written request for registration of the registerable securities has been made, or (E) any registration statement is filed and declared effective but thereafter ceases to be effective without being succeeded within 15 business days by an effective replacement or an amended registration statement or for a period of time which exceeds 30 days in the aggregate per year, then the Company must deliver to any holder of registerable securities covered or intended to be covered by such registration statement an amount equal to two percent (2%) of the aggregate unconverted subscription amount paid by such holder for each 30 days or part thereof that such holder’s shares of Common Stock remain unregistered.

The Subscription Agreement also provides for the mandatory redemption of the Notes at an Investor’s election upon certain circumstances. In particular, in the event (i) the Company is prohibited from issuing Common Stock upon conversion of any outstanding and unpaid principal and interest due under the Notes, (ii) the Company fails to timely deliver shares of Common Stock, or (iii) any other event of default, a change in control, or the liquidation, dissolution or winding up of the Company occurs and, in each case of (i) - (iii) above, such event continues for more than 20 days, then at the Investor’s election, the Company must pay to the Investors a sum of money determined by multiplying the outstanding principal amount of the Note designated by the Investor by 120%, together with accrued but unpaid interest thereon.

In addition, pursuant to a “buy-in” provision, if the Company fails to deliver to an Investor on the delivery date the shares of Common Stock issuable upon the conversion of outstanding and unpaid principal and interest due under a Note held by such Investor and, if after, 7 business days from the delivery date, the Investor purchases shares of Common Stock in connection with a sale by such Investor of the Common Stock which the Investor was entitled to receive upon conversion of the outstanding and unpaid principal and interest due under the Note, then the Company must pay the Investor in cash the amount by which (A) the Investor’s total purchase price for the shares of Common Stock so purchased exceeds (B) the aggregate principal and/or interest amount of the Note for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

The Subscription Agreement prohibits the Company from issuing, entering into an agreement to issue, or modifying any existing agreement with respect to the issuance of, equity, convertible debt or other securities convertible into Common Stock or equity of the Company without the prior written consent of the Investors except in the case of certain excepted issuances. The Subscription Agreement further provides that upon an event of default, the Company will not and will not permit its subsidiaries to (i) incur additional indebtedness unless otherwise permitted under the Subscription Agreement; (ii) amend its organizational documents in a manner that would adversely affect any rights of the Investors; (iii) repay, repurchase or offer to repay, repurchase or otherwise acquire or make any dividend or distribution in respect of any of its Common Stock, preferred stock or other equity securities other than to the extent permitted or required under the Subscription Agreement, the Notes, the Warrants or an escrow agreement; (iv) prepay any financing related or other outstanding debt obligations; or (v) engage in any transactions with any officer, director, employee or any affiliate of the Company in excess of $10,000 other than (X) for payment of salary or consulting fees for services rendered, (Y) reimbursement for expenses incurred on behalf of the Company and (Z) for other employee benefits.

The Subscription Agreement provides that if, at any time while the Notes or Warrants are outstanding, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock, other than those specifically exempt by the terms of the Subscription Agreement, at a price per share less than the conversion or exercise price, then the Company must issue additional shares to each Investor so that the average per share purchase price of the shares of Common Stock issued to the Investors is equal to such other lower price per share and the conversion and exercise price shall be automatically adjusted as provided in the Notes and Warrants.

(d) In connection with advances of working capital to the Company, the Company issued in 2005 promissory notes to a stockholder in the amount of $532,818; $350,000 of which was repaid in the same period. The remaining $182,818 was repaid on April 27, 2006, plus accrued interest of $19,218, plus $37,534 of interest payable on the Note issued on September 15, 2004 to the Galt Financial Corporation. On September 11, 2006, Galt Financial Corporation converted its $500,000 Convertible Promissory Note of September 13, 2004 into 500,000 shares of common stock of the Company. The shares were issued to Galt Financial Corporation in October 2006 and are recorded as shares payable in current liabilities at September 30, 2006.

(e) No warrants were exercised during the first nine months of 2006 and warrants to purchase 11,729,511 shares of common stock were outstanding at September 30, 2006. The unamortized balance of the discount for all notes as of September 30, 2006 was $453,604.

(f) Pursuant to the Secured Convertible Term Note issued to Mitchell Entertainment Company, in the event that the Company’s EBITDA for the calendar quarter ending September 30, 2006 does not equal at least $5,000,000, Mitchell has the right to extend the option to purchase shares of Common Stock to March 31, 2007. If the Maturity Date is so extended and the Company’s EBITDA does not equal $5,000,000 for the calendar quarter ending December 31, 2006 then Mitchell has the right to extend the option to purchase shares of Common Stock for an additional calendar quarter. Mitchell has the right to extend the option to purchase shares of Common Stock for additional calendar quarters if the Company’s EBITDA does not equal $5,000,000 for the calendar quarter which immediately preceding the calendar quarter ending on the then applicable Maturity Date.

Pursuant to the Common Stock purchase warrant issued to Mitchell Entertainment Company on December 22, 2004, in the event the Company’s EBITDA for its calendar quarter ended September 30, 2006 is not at least $5,000,000, the Exercise Price shall be reset as of September 30, 2006 to the closing price of the Common Stock on the Principal Market on the last trading day in such calendar quarter, if such closing price is less than the exercise price in effect on such last trading day. The number of shares of Common Stock that Mitchell would be entitled to receive upon exercise of the Warrant if the EBITDA requirement is not met would be increased to a number determined by multiplying the number of shares of Common Stock that would otherwise be issuable on such exercise by a fraction of which (i) the numerator is the Exercise Price that would otherwise (but for the provisions of the EBITDA requirement in effect), and (ii) the denominator is the Exercise Price in effect on the date of such exercise.

Accordingly, as of September 30, 2006, the exercise price of the warrant will be $1.28 per share and Mitchell will be entitled to purchase 3,593,750 shares of the Company’s common stock.

The Mitchell Note also contains an adjustment provision, wherein the Conversion Price of the Note would similarly be adjusted as of September 29, 2006, the last trading day in the calendar quarter if the Company’s EBITDA for the quarter was less than $5 million.

Accordingly, as of September 30, 2006, the conversion price of the Note will be $1.28 per share and Mitchell will be entitled to purchase 1,757,813 shares of the Company’s common stock.

The Company has recorded a liability in connection with the convertible promissory note and a warrant that contain an embedded derivative as of December 31, 2005 (see Note 1 for restatement of the December 31, 2005 financial statements). The embedded derivative was adjusted to fair value at September 30, 2006. For the three months and nine months ended September 30, 2006, the Company recorded a loss of $1,641,933 and a gain of $2,922,550 on the fair value adjustment to the embedded derivative, respectively.

The Company expects the non-cash adjustment relating to the reclassification and revaluation of this note and warrant will have no effect on the Company’s cash balances, although it will affect the Company’s income statement, shareholders equity and liabilities. The exercise by Mitchell of the warrant and the provision of the note that provides Mitchell the right to repurchase the shares of the Company’s common stock would result in a cash payment to the Company of approximately $7.0 million. There can be no assurances, however, that Mitchell will exercise its rights under the warrant and the note.

Other Notes Payable

On March 31, 2006, the Company entered into agreements with two individuals (the “Lenders”), pursuant to which the Lenders agreed to loan to the Company, an aggregate amount of $800,000 (the “Bridge Loan”). In connection with the Bridge Loan, the Company issued two promissory Bridge Notes (the “Bridge Notes”), in the aggregate principal amount of $800,000, to the Lenders, both of who are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan would accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes would be due on March 31, 2007. The payments due under the Bridge Notes would be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company would pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company would pay each Lender the total amount due under each Note. The Bridge loans were repaid on April 21, 2006 from the proceeds of the “Private Placement.”

During the first quarter of 2006, the Company disposed of a Company vehicle and retired the equipment note in the amount of $36,669. The disposal resulted in a gain on disposal of the equipment of $1,005.

Notes payable at September 30, 2006 are as follows:

Note payable to Dr. Robert A. Kast	$375,000
Note payable to M2 Films	150,000
Note payable for insurance	37,333
Total Notes Payable	$562,333

The Company received promissory notes from, Dr. Robert A. Kast and his family during 2005 in the aggregate amount of $700,000, including the extension of a $150,000 promissory note, which was originally issued in 2004. As of December 31, 2005, $375,000 was unpaid and in default. The $150,000 promissory note originally paid interest at 8% interest, which was increased to 10% until its repayment in 2005. The $700,000 promissory notes pay interest at 6% and were due at various dates in 2005. On April 12, 2006, the due date of the remaining $375,000 promissory notes was extended until such time as the Company raises an additional $2 million of equity or equity related securities in addition to the $2.45 million raised on April 21, 2006. The Company has also issued warrants to Dr. Robert A. Kast to purchase up to 3,128,575 shares of common stock. On October 10, 2006, the Company restructured certain of is financial obligations with Dr. Kast and his affiliates. In consideration for the forgiveness of and satisfaction in full of an aggregate of $762,360 in debt obligations consisting of (i) all payments and amounts due under the Notes, including but not limited to all unpaid and accrued interest, fees, expenses and penalties which may now be due and outstanding or become due, and all past defaults under the Notes in their entirety and (ii) all payments representing consulting fees, past due compensation, interest, penalties, charges, fees, expenses and amounts of any kind that may be owed to Dr. Kast or his affiliates now or in the future or rights that Dr. Kast has or may have with respect to or in connection with that certain consulting agreement entered into on August 31, 2005, between the Company and DKKK-K Enterprises, Inc., a corporate entity owned by, controlled, or under the control of Dr. Kast and any other consulting arrangements or agreements, whether written or verbal, between Dr. Kast and the Company, the Company (i) executed a replacement 10% Promissory Note in the principal amount of $300,000 and (ii) issued Dr. Kast 196,604 shares of the Company’s common stock.

Interest accrues on the Promissory Note at a fixed annual rate of 10%. The principal balance of the Note, together with all accrued and unpaid interest and fees, is due and payable October 10, 2007. The Company may prepay the whole or any portion of this Note on any date, upon five day’s notice to Dr. Kast. Dr. Kast shall be entitled to receive repayment in full of the Company’s obligations under the Note out of the funds of the Company within thirty days of the closing of any subsequent financing of the Company (whether completed as a debt or equity financing) resulting in gross proceeds to the Company equal to or greater than $5,000,000.

Additionally, in connection with the debt restructuring, the Company issued certain warrants to Dr. Kast, his former spouse, certain of his family members and their assigns, to purchase an aggregate of 3,703,575 shares of common stock of the Company. Of the 3,703,575 warrants issued, (i) 2,803,575 were exchange for 2,803,575 warrants previously issued to Dr. Kast and his assigns on January 14, 2005 and September 1, 2005, with amended expiration dates extending to January 14, 2009, and (ii) of these 2,803,575 warrants, 100,000 warrants were amended to reflect a reduction in the exercise price from $4.00 to $3.00. Of the 3,703,575 warrants issued, 900,000 new warrants were issued to Dr. Kast and certain of his family members or assigns, as follows: (i) 375,000 warrants expiring on October 2, 2010 with an exercise price of $2.25, (ii) 200,000 warrants expiring on September 1, 2010 with an exercise price of $3.00, (iii) 100,000 warrants expiring on September 1, 2010 with an exercise price of $2.25, (iv) 200,000 warrants expiring on September 1, 2010 with an exercise price of $2.25 and (v) 25,000 warrants expiring on September 20, 2010 with an exercise price of $2.25.

Related Party Notes

On March 3, 2004, AGU Music entered into an Assignment and Assumption Agreement with Pyramid Media Group, Inc. (“PMG”) (of which a related party and a shareholder of the Company own a controlling interest, whereby AGU Music agreed to assume all of the covenants and obligations of a Distribution Agreement between PMG and ARK 21 Records, LP (“ARK21”). The Distribution Agreement provides that ARK21 be the manufacturer and distributor of certain recorded music projects for AGU Music through normal retail channels throughout the United States. In exchange for the rights to the Distribution Agreement between PMG and ARK21, AGU Music assumed the obligation to repay $350,000 of notes payable to Neil Strum and Ned Siegel, two significant stockholders of the Company. The Company guaranteed payment on the notes. The notes have an annual interest rate of 8%. Approximately $19,000 of the notes were paid in 2004 and the outstanding balance at December 31, 2005 was approximately $331,000. The terms of these notes required monthly payments of principal and interest. The Company had not made the required monthly principal and interest payments since June of 2004. On May 5, 2005, the Company entered into a settlement agreement, effective April 15, 2005, with the holders of the notes. Under the terms of the settlement agreement, the notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $345,806. The Company did not make any of the required payments under the new notes. The stockholders filed suit and commenced litigation in the State of Florida and on January 16, 2006, the Company and the stockholders reached an agreement which required the immediate payment of $175,000 to the stockholders, and a subsequent payment of $125,000 on February 15, 2006, subject to a personal guarantee by David Levy, former President of the Company and Donna Levy, his wife, as a complete settlement of the Distribution Agreement and dispute. On February 15, 2006, the Company paid the settlement amount in full, plus an additional $10,000 as consideration for the delayed payment. The stockholders withdrew their suit in connection with the settlement agreement.

During the first nine months of 2006, the Company received loans in the aggregate amount of $326,800 from three stockholders of the Company, who are related parties, of which $76,000 was repaid as of September 30, 2006, leaving an amount outstanding as of September 30, 2006 of $250,800. On April 3, 2006, the Company repaid a promissory note dated December 9, 2005 to DML Marketing, in the amount of $108,378. The loans, which are considered working capital advances, pay interest at 10% and are due when subsequent financing occurs.

On September 20, 2006, D. Patrick LaPlatney, the Company’s chief executive officer and director, loaned the Company $100,000 and the Company issued a convertible note to Mr. LaPlatney in the principal amount of $100,000. Interest accrues on the note at a rate of 8% per annum. If an event of default, as defined in the note, occurs and, if susceptible to cure is not cured within 10 days, the annual interest rate will increase to 12%, subject to applicable law. All principal and interest accruing thereon is due December 31, 2006; provided, however, if the Company completes a financing in an amount exceeding $1 million prior to December 31, 2006, the note will become immediately due and payable. Upon an event of default, at the option of the holder, the remaining unpaid principal and interest shall be immediately due and payable. Upon an event of default, the note will also become convertible at the option of the holder for any outstanding and unpaid principal and accrued interest thereon at a conversion price of $2.25 per share, subject to adjustment. An event of default occurs upon, among other things, (i) the failure of the Company to pay any installment of principal or interest due under the note and such failure continues for a period of 10 days, (ii) the delisting of the common stock from the Over-the-Counter Bulletin Board, (iii) any money judgment, writ or similar final process is entered or filed against the Company or any of its property or other assets for more than $500,000 and remains unvacated, unbonded or unstayed for a period of 45 days, (iv) a default of the Company under any one or more obligations in an aggregate monetary amount in excess of $500,000 for more than twenty days, unless the Company is contesting the validity of the obligation in good faith, (v) the Company makes an assignment for the benefit of creditors, or applies for a consent to the appointment of a receiver or trustee for it or for a substantial part of its business or property or a receiver or trustee is otherwise appointed and (vi) any bankruptcy, insolvency, reorganization or liquidation proceeding, or the issuance of any notice in relation to such event, for the relief of debtors is instituted by or against the Company and if instituted against the Company is not dismissed within 45 days of initiation.

4.	EMBEDDED DERIVATIVES

Embedded derivatives recorded at fair value at September 30, 2006 and December 31, 2005 are as follows:

	Sept. 30, 2006	Dec. 31, 2005

Warrant to Mitchell Entertainment	$1,586,341	$2,508,909
Perpetual option to Mitchell Entertainment	2,999,973	4,999,955
Warrants issued August 17, 2006	158,892	—
Current embedded derivatives	4,745,206	7,508,864

Non current embedded derivatives - warrants issued April 21, 2006	422,810	—
Total embedded derivatives	$5,168,016	$7,508,864

Gain (loss) on adjustment of embedded derivatives to fair value for the three months and nine months ended September 30, 2006 are as follows:

	Three Months	Nine Months
Warrant to Mitchell Entertainment	$(639,995)	$922,568
Perpetual option to Mitchell Entertainment	(1,001,938)	1,999,982
Warrants issued August 17, 2006	36,087	36,087
Warrants issued April 21, 2006	(30,540)	1,450,074
	$(1,636,386)	$4,408,711

5.	SHAREHOLDERS’ EQUITY

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

In addition, the Company issued 1,100,000 shares of common stock pursuant to charter affiliation agreements. The charter affiliation agreements provide distribution services to air the Tube in certain markets, for five years, which were valued at fair market price and resulted in $2,410,000 being recorded as an intangible asset. Additionally, the Company issued warrants to purchase 1,350,000 shares of common stock of the Company, in connection with the charter affiliation agreements, which were valued at the day of the agreement by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 50%, risk free interest rate of 4.5% and an expected life of ten years. The aggregate value of the warrants was $1,435,530 and the charter affiliation agreements were recorded as an intangible asset. (See Note 2)

During the first three months of 2006, the Company issued 5,711 shares of its common stock for payment of interest in the amount of $11,421, which was accrued in 2005.

During the three months ended June 30, 2006, the Company issued 18,420 shares of its common stock for interest in connection with the conversion of a convertible note payable to common stock.

On June 21, 2006, the Board of Directors approved the issuance of 2,039,959 shares of common stock pursuant to an Agreement for the launching of The Tube into various markets. These shares were valued at $1.46 per share, which was the closing price for the stock on June 21, 2006, resulting in a value of $2,978,340, which was recorded as an intangible asset (see Note 2).

On July 11, 2006, the Board of Directors approved the issuance of 988,584 shares of the Company’s common stock for professional services, settlement agreements with two former employees and in connection with a Charter Affiliation Agreement. The Company recorded an addition to intangible assets of approximately $936,000 and expenses of approximately $399,000 in the third quarter based on the $1.35 per share closing price of the stock on July 11, 2006.

On July 11, 2006, the Board of Directors appointed Michael Brauser to serve as a Class I director. On July 26, 2006, the Board awarded Mr. Brauser, effective July 27, 2006, a grant of 1,500,000 shares of restricted common stock that vest immediately. The Company valued these shares at $1.65 per share, the closing price of the Company’s stock on July 27, 2006, and recorded expense of $2,475,000.

On July 26, 2006, the Board of Directors also set the size of the Board at 7 directors. The Board appointed Shane E. Coppola and D. Patrick LaPlatney to serve as a Class II and a Class III director, respectively. Mr. Coppola was appointed to serve as Chairman of the Board. Mr. LaPlatney was appointed to serve as Chief Executive Officer of the Company effective July 31, 2006. As compensation for services as a director, on July 26, 2006, the Board awarded to each of Shane E. Coppola and D. Patrick LaPlatney, effective on July 27, 2006, a grant of 1,000,000 shares of restricted common stock to vest equally at the end of each quarter for the next two years, beginning with the quarter ending September 30, 2006. The Board of Directors also set Mr. LaPlatney’s compensation for services as Chief Executive Officer of the Company effective July 31, 2006. Mr. LaPlatney’s annual base salary was set at $350,000. The Company intends to enter into an employment contract with Mr. LaPlatney. Mr. LaPlatney has waived payment of his base salary for the period through September 30, 2006. The 2,000,000 shares issued to Mr. Coppola and Mr. LaPlatney were valued at $1.65 per share aggregating $3,000,000 based on the closing stock price on the date of the award. This amount was recorded as deferred stock compensation for directors and accrued stock compensation to directors. As the shares are earned, an allocated portion of the deferred asset is charged to expense. At September 30, 2006, expense of $412,500 was recorded for the shares earned and the unearned shares to be issued to Directors, in the amount of $2,887,500 were recorded as accrued stock compensation to Directors.

On July 26, 2006, the Board of Directors approved the issuance of 200,000 shares to an accredited investor as compensation for services rendered as a consultant subsequent to June 30, 2006. The Company valued these shares at $1.65 per share, the closing price of the Company’s stock on July 26, 2006, and recorded expense of $330,000 in the third quarter of 2006.

On August 8, 2006, the Board of Directors approved the issuance of 1,533,746 shares of common stock of the Company valued at $1.77 per share, the closing price of the Company’s stock on August 8, 2006, and recorded $2,714,730 as an intangible asset and a warrant to purchase 500,000 shares of the common stock of the Company at $2.50 per share pursuant to a Charter Affiliation Agreement and valued the warrants at fair value using a Black Scholes option pricing model with the following average assumptions: risk-free interest rate of 4.91%, dividend yield of 0%, volatility factor of 50% and an expected life of warrants of 10 years, recorded $532,522 as an intangible assets.

On August 8, 2006, the Board of Directors approved the issuance of 5,000 shares of common stock of the Company to a member of the Company’s Board of Directors for director services accrued for at June 30, 2005 and for services subsequent to June 30, 2006. The Company valued these shares at $1.77 per share, the closing price of the Company’s stock on August 8, 2006, and recorded expense of $8,850.

6.	STOCK OPTIONS

The Company’s 2004 Stock Option and Stock Incentive Plan authorizes the Company to issue incentive stock options and non-qualified stock options for up to 2,000,000 shares of its common stock to officers, employees and consultants upon the exercise of option rights, as restricted shares. On July 7, 2006, the Board of Directors approved the issuance of stock options for certain officers, employees and consultants of the Company to purchase 1,687,500 shares of common stock of the Company under the 2004 Stock Option and Stock Incentive Plan. The options are exercisable at $1.45 per share which was the closing price for the Company’s common stock on July 7, 2006. Certain of the options vested on the date of grant and certain of the options vest on the first, second and third annual anniversary from the date of grant. The stock options were valued at fair value using a Black-Scholes option pricing model. The options vesting on the date of grant were expensed at that time and the options vesting on the first, second and third annual anniversary from the date of grant are being expensed in each period throughout the vesting period. For the three months ended September 30, 2006, the Company recorded expense of $766,632 for stock based compensation. At September 30, 2006, there are 1,662,500 options outstanding, net of forfeiture of 25,000 options by an employee who terminated employment with the Company.

The fair value of these options was estimated using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.14%, dividend yield zero %, volatility factor - market price of Company’s common shares of 50.00%, expected life of options of 10 years and weighted average fair value of options granted of $1.45.

7.	AFFILIATION AGREEMENTS

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

On March 22, 2006, The Tube also entered into a charter affiliation agreement with Sinclair television Group, Inc. (“Sinclair”). The charter affiliation agreement provides that Sinclair will have the exclusive right and obligation to transmit The Tube’s music network from Sinclair’s existing and acquired stations in the designated markets specified in the affiliation agreement. (See Note 12)

On November 30, 2006, Sinclair Television Group, Inc. (Sinclair) notified the Company that Sinclair was terminating, effective December 30, 2006, the Affiliation Agreement of March 20, 2006 as a result of the Company’s breach of its obligations under the Agreement (see Note 2 regarding impairment of intangible assets). Sinclair currently provides service to approximately 3.1 million homes, which the Company anticipates replacing with other broadcasters.

The affiliation agreement provides the terms and conditions of broadcasting, as well as the obligations of each of the parties. See Note 2 for issuance of common stock and warrants under the affiliation agreements.

8.	CONTINGENCIES

In an action initiated by Michael Jay Solomon (“Solomon”) in the United States District Court for the South District of Florida - Fort Lauderdale Division on November 29, 2005 against the Company for breach of contract, Solomon asserts that the Company failed to pay him approximately $100,000 in connection with his resignation from the Company, $50,000 of which was alleged to be an agreed upon sum plus $50,000 for asserted reimbursements. In June, 2006, the Company and Solomon entered into a settlement and mutual release with the Company paying Solomon $75,000 in equal monthly payments of approximately $10,714 June through December 2006.

An action was initiated by Lalah Hathaway against MB Recordings, Inc. d/b/a Mesa Blue Moon, ARK 21 Records, LP and AGU Music in Superior Court of the State of California, County of Los Angeles County - Central Division naming the Company as a defendant in the action as a result of an alleged agreement between MB Recordings and AGU Music, for which Hathaway asserts AGU Music is liable for her damages caused by MB Recordings. MB Recording, Inc. has also filed a cross-claim against AGU Music and the Company in connection with an alleged agreement between the Company and MB Recordings. The Company participated in a one day mediation session in September 2006 and is continuing to negotiate on this matter. The parties, Lalah Hathaway, MB Recordings, Inc. d/b/a Mesa Blue Moon and AGU Music have agreed upon a mediation recommendation and will submit the recommendation to ARK 21 Records, LP for consideration. The Company believes that it has no significant dollar exposure in this matter.

On August 11, 2006, the Company received a complaint filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, by Titan Global Entertainment, Inc. on July 7, 2006 alleging breach of contract and unjust enrichment from the Company’s sale of its building at 3200 W. Oakland Park Blvd. In Lauderdale Lakes, Florida in 2005 and violation of a Letter of Understanding of July 8, 2004 and a Non-Disclosure, Confidentiality and Non-Circumvent Agreement of July 8, 2004. The Complaint states damages in excess of $15,000. The complaint was voluntarily dismissed on September 8, 2006 by the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

On August 15, 2006, a compliant was filed by Robert Half International, Inc. against the Company for unpaid fees in the County Court for Broward County, Florida Civil Division for damages exceeding $5,000 but not exceeding $15,000, exclusive of court costs and attorney’s fees. The Company is working on negotiating a payment plan for the amount owed.

On June 19, 2006, the Company entered into a Settlement Agreement with Ralph Tashjian, an employee of the Company. Upon execution of the Settlement Agreement his employment contract terminated. Pursuant to the Settlement Agreement, the Company agreed to pay $50,000 to Mr. Tashjian and issue to Mr. Tashjian 50,000 shares of common stock of the Company. Additionally, the Company will reimburse Mr. Tashjian for outstanding expenses incurred by him in the years 2004 and 2005. The amount of reimbursement will be agreed upon by Mr. Tashjian and the Company pending good faith inspections of receipts, expense reports and other accounting information, except that the amount will not be less than $2,159. Upon full payment, the Company and Mr. Tashjian will executive general releases. All amounts owed under the Settlement Agreement have been recorded as liabilities and charged to expense as of June 30, 2006. On September 11, 2006 Ralph Tashjian filed a complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against the Company for non-payment of the cash payment and certain expenses as provided for in the Settlement Agreement of June 19, 2006. On November 21, 2006, the Company entered into an agreement with Mr. Tashjian to work on resolving the matter by December 15, 2006. Under the agreement the Company paid Mr. Tashjian $5,000, assigned monies to Mr. Tashjian owing from Sanctuary Records Group, granted Mr. Tashjain the exclusive license to manufacture and sell certain of the master recordings and granted representatives of Mesa Bluemoon Records, Inc. to act as the Company’s representative in mediation sessions in the Hathaway Litigation (see above).

On June 20, 2006, the Company entered into a Settlement Agreement with George Nauful, an employee of the Company. Upon execution of the Settlement Agreement his employment contract terminated. Pursuant to the Settlement Agreement, the Company agreed to pay $50,000 to Mr. Nauful and issue to Mr. Tashjian 50,000 shares of common stock of the Company. Additionally, the Company will reimburse Mr. Nauful for outstanding expenses incurred by him in the years 2004 and 2005. The amount of reimbursement will be agreed upon by Mr. Nauful and the Company pending good faith inspections of receipts, expense reports and other accounting information, except that the amount will not be less than $4,870. Upon full payment, the Company and Mr. Nauful will executive general releases. All amounts owed under the Settlement Agreement have been recorded as liabilities and charged to expense as of June 30, 2006. On September 11, 2006 George Nauful filed a complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against the Company for non-payment of the cash payment and certain expenses as provided for in the Settlement Agreement of June 19, 2006. The Company is in process of responding to this complaint. On November 21, 2006, the Company has negotiated with Mr. Nauful and entered into an agreement with Mr. Nauful to work on resolving the matter by December 15, 2006. Under the agreement the Company paid Mr. Nauful $5,000, assigned monies to Mr. Nauful owing from Sanctuary Records Group, granted Mr. Nauful the exclusive license to manufacture and sell certain of the master recordings and granted representatives of Mesa Bluemoon Records, Inc. to act as the Company’s representative in mediation sessions in the Hathaway Litigation (see above).

On September 22, 2006, Central Square Tarragon, LLC filed a complaint in the Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida against the Company claiming damages in excess of $15,000 exclusive of interest and attorney’s fees and costs for certain utility costs aggregating $32,924. On November 22, 2006, the court granted summary final judgment to Central Square Tarragon, LLC. This liability is recorded at September 30, 2006.

The Company was in a pending arbitration hearing with Financial Dynamics Business Communications claiming in excess of $100,000 relating to a February 8, 2005 agreement to provide financial public relations services. The arbitration hearing was suspended October 6, 2006 when the Company made a settlement offer and Financial Dynamics entered settlement negotiations. The liability relating to this matter is recorded at September 30, 2006.

During 2004, 2005 and 2006, we did not remit our payroll taxes timely due to liquidity issues. We have recorded a liability for the 2004 unpaid payroll taxes in the amount of $45,147 and the expected interest and penalties for 2004 in the amount of $37,125. In 2005 all of the payroll taxes have been paid with the exception of $157,936.  We have recorded this amount as a liability, and an estimate of the expected interest and penalties in respect of the late taxes for 2005, in the amount of $171,479. The Company paid its payroll taxes for the first quarter of 2006 late and has recorded a liability of $16,082 for estimated interest and penalties as of September 30, 2006. The Company has not paid its payroll taxes of $180,106 for the second quarter of 2006 and has recorded a liability of $27,444 for estimated interest and penalties as of September 30, 2006. The Company has not paid its payroll taxes of $202,181 for the third quarter of 2006 and has recorded a liability of $7,644 for estimated interest and penalties as of September 30, 2006. Total unpaid payroll taxes and estimated interest and penalties aggregate $845,144 at September 30, 2006. We believe the amounts for unpaid payroll taxes and related estimated interest and penalties reserved are adequate in all material respects.

The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that the ultimate liability, if any, with respect to these claims and legal actions, will not have a material effect on the financial position or results of operations of the Company.

9.	SEGMENT REPORTING

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

The table below presents information about reportable segments for the three and nine months ended September 30, 2006 and 2005.

	Three Months
	September 30, 2006	September 30, 2005
Revenues
AGU Music	$—	$76,670
The Tube - website	$1,558	—
Discontinued operations	—	17,410
Consolidated revenues	$1,558	$94,080

Operating loss
AGU Music	$(509,143)	$(85,586)
The Tube	(3,884,717)	(470,993)
Segment loss	(4,393,860)	(556,579)
Corporate	(5,442,509)	(1,214,946)
Discontinued operations	—	(189,682)
Consolidated operating loss	$(9,836,369)	$(1,961,207)

	Nine Months
	September 30, 2006	September 30, 2005
Revenues
AGU Music	$—	$252,751
The Tube - website	1,558	—
Discontinued operations	—	99,311
Consolidated revenues	$1,558	$352,062

Operating loss
AGU Music	$(824,126)	$(492,966)
The Tube	(6,128,286)	(2,365,665)
Segment loss	(6,952,412)	(2,858,631)
Corporate	(7,621,373)	(5,502,772)
Discontinued operations	—	(513,000)
Consolidated operating loss	$(14,573,785)	$(8,874,403)

The table below reconciles the measurement of segment profit shown in the previous table to the Company’s consolidated loss before taxes:

	Three Months
	September 30, 2006	September 30, 2005
Total segment loss	$(4,393,860)	$(556,579)
Operating loss - corporate	(5,442,509)	(1,214,946)
Loss from discontinued operations	—	(189,682)
Interest expense	(758,942)	(2,192,470)
Loss on embedded derivatives	(1,636,386)	—
Other expense	(3,448)	—
Loss before income tax	$(12,235,145)	$(4,153,677)

	Nine Months
	September 30, 2006	September 30, 2005
Total segment loss	$(6,952,412)	$(2,858,631)
Operating loss - corporate	(7,621,373)	(5,502,772)
Loss from discontinued operations	—	(513,000)
Interest expense	(1,997,247)	(5,013,562)
Gain on embedded derivatives	4,408,711	—
Other income	6,809	—
Loss before income tax	$(12,155,512)	$(13,887,965)

10.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, the Company received loans in the aggregate amount of $326,800 from three stockholders of the Company, who are related parties, of which $76,000 was repaid as of June 30, 2006, leaving an amount outstanding as of June 30, 2006 of $250,800 (see Note 3). The loans, which are considered working capital advances, pay interest at 10% and are due when subsequent financing occurs.

During 2005, the Company received loans in the aggregate amount of approximately $1.5 million from, David Levy, the Company’s former President and DML Marketing, of which $679,025 were repaid as of December 31, 2005, leaving an amount outstanding as of December 31, 2005 of $780,803. On April 3, 2006, the Company repaid a promissory note dated December 9, 2005 to DML Marketing, in the amount of $108,378. The loans, which are considered working capital advances, generally pay interest at 10% and are due upon additional equity transactions. The Company has also issued warrants to purchase up to 800,000 shares of common stock to DML Marketing at $1.50 per share. On April 3, 2006, the warrants were amended to change the exercise price per share to $2.00.

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

Accounts payable to related parties at September 30, 2006 and December 31, 2005 totaled approximately $28,467 and $154,708, respectively.

11.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $16.9 million and an accumulated deficit of approximately $40.7 million at September 30, 2006, as well as a net loss of approximately $12.2 million and net cash used in operations of $3.5 million for the nine months ended September 30, 2006, raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems. Management anticipates that the Company will attain profitable status and improve its liquidity through the continued development of the Company’s television network and recorded music business.

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

On October 10, 2006, the Company restructured certain of its obligation to one of its lenders and shareholder, Dr. Robert A. Kast and his affiliates as described in Note 3.

Subsequent to September 30, 2006, the Company issued 1,544,968 shares of its common stock which was recorded as common stock to be issued at September 30, 2006. These shares were issued for services provided to the Company (248,364 shares), conversion of a $500,000 convertible promissory note at $1.00 per share (500,000 shares), shares earned under an affiliation agreement (600,000 shares), and shares to Dr. Kast (196,604 shares) (see Note 2).

Subsequent to September 30, 2006, by letter agreement, the Company and nine of its note holders amended the October and November 2006 maturity dates of certain convertible promissory notes, issued by the Company in 2004, to extend the maturity dates to October and November, 2007. The aggregate principal amount of these restructured notes was $213,000. In consideration of the Company’s amendment to the terms of the notes, the Board of Directors, at September 30, 2006, approved the Company’s issuance to the investors 71,598 warrants, at an exercise price of $3.00 expiring one year following the date of issuance. The warrants include piggyback registration rights.

On October 12, 2006, D. Patrick LaPlatney, the Company’s chief executive officer and director, loaned the Company $20,000, and on October 23, 2006, Michael Brauser, the Company’s director, loaned the Company $40,000. The Company issued convertible promissory notes to each of Mr. LaPlatney and Mr. Brauser in the principal amounts of $20,000 and $40,000 on October 12 and October 23, 2006, respectively. Interest accrues on Mr. LaPlatney’s note and Mr. Brauser’s note at respective rates of 10% and 8% per annum. If an event of default, as defined in each note, occurs and, if susceptible to cure is not cured within 10 days, the annual interest rate will increase to 15% under each of the notes, subject to applicable law. All principal and interest accruing under each note is due December 31, 2006; provided, however, if the Company completes a financing in an amount exceeding $1 million prior to December 31, 2006, each note will become immediately due and payable. Upon an event of default under each note, at the option of the holder, the remaining unpaid principal and interest shall be immediately due and payable. Upon an event of default, each note will also become convertible at the option of the holder for any outstanding and unpaid principal and accrued interest thereon at a conversion price of $2.25 per share, subject to adjustment. An event of default occurs under each note upon, among other things, (i) the failure of the Company to pay any installment of principal or interest due under each note and such failure continues for a period of 10 days, (ii) the delisting of the common stock from the Over-the-Counter Bulletin Board, (iii) any money judgment, writ or similar final process is entered or filed against the Company or any of its property or other assets for more than $500,000 and remains unvacated, unbonded or unstayed for a period of 45 days, (iv) a default of the Company under any one or more obligations in an aggregate monetary amount in excess of $500,000 for more than twenty days, unless the Company is contesting the validity of the obligation in good faith, (v) the Company makes an assignment for the benefit of creditors, or applies for a consent to the appointment of a receiver or trustee for it or for a substantial part of its business or property or a receiver or trustee is otherwise appointed and (vi) any bankruptcy, insolvency, reorganization or liquidation proceeding, or the issuance of any notice in relation to such event, for the relief of debtors is instituted by or against the Company and if instituted against the Company is not dismissed within 45 days of initiation.

On October 16, 2006, David Levy announced his resignation as President of the Company, effective October 13, 2006. Mr. Levy’s employment agreement with the Company, dated April 16, 2004, is ended. Mr. Levy continues as a director on the Company’s Board of Directors. The Company and Mr. Levy are currently negotiating certain terms of the resignation.

On November 10, 2006, the Company issued a promissory note to a lender (the “Lender”) in the aggregate principal amount of $350,000 (the “Note”) and received cash proceeds from the Lender in the sum of $350,000. Interest accrues on the Note at a rate of 10.0% per annum. All principal and interest accruing under the Note is due February 10, 2007. If the Company fails to pay principal or interest on the date on which it falls due or to perform any of the agreements, conditions, covenants, provisions, or stipulations contained in the Note, then the Lender, at its option and without notice to the Company, may declare immediately due and payable the entire unpaid balance of principal with interest from the date of default at an interest rate of 12.0% per year.

Additionally, in connection with the issuance of the Note, on November 10, 2006, the Company issued to the Lender a common stock purchase warrant (the “Warrant”) to purchase an aggregate of 200,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Subject to certain terms of the Warrant, the Warrant is exercisable at either an exercise price of 125% of the per share offering price established in a future financing by the Company, or if such financing does not occur, the average trading price of the Common Stock for the 20 trading days prior to the issuance of the Warrant. Such exercise price will likely trigger the anti-dilution provisions in currently outstanding securities that were issued in prior financing and business transactions entered into by the Company which could result in the issuance of significant additional shares at reduced exercise prices. The Company is in discussions with its lenders to amend certain existing agreements to limit any adjustments that may be required by these anti-dilution provisions; however, there can be no assurance that the Company will be successful in amending the terms of the existing agreements. The Warrant is exercisable from the date of issuance until the close of business on the second anniversary of the issuance of the Warrant.

Subsequent to September 30, 2006 through December 8, 2006, the Company became delinquent in the payment of principal on sixteen convertible notes aggregating $397,000. The Company is attempting to raise funds to pay the notes and working with the note holders to modify the terms of the notes.

A principal payment of $136,111 due on November 21, 2006 on the $2.45 million of convertible notes payment of April 21, 2006 is delinquent. The Company is attempting to raise funds to pay these amounts and working with the note holders to modify the terms of the notes. The notes contain various default provisions if the Company is deemed to be in default.

The convertible notes of August 14, 2006 mature December 14, 2006 with principal payments aggregating $990,000 being due December 14, 2006, which the Company did not pay at that time. The notes contain various default provisions if the Company is deemed to be in default. The Company is attempting to obtain the funds to repay these amounts or work with the note holders to modify the terms of the notes to extend the maturity of the notes and waive any defaults. The Company has notified the noteholders and requested a 15 day forbearance period. There has been no response to date from the noteholders.

On November 30, 2006, Sinclair Television Group, Inc. (Sinclair) notified the Company that Sinclair was terminating, effective December 30, 2006, the Affiliation Agreement of March 20, 2006 as a result of the Company’s breach of its obligations under the Agreement (see Note 2 regarding impairment of intangible assets). Sinclair currently provides service to approximately 3.1 million homes, however the Company anticipates replacing Sinclair’s distribution with other broadcasters.

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

The Tube Music Network is a 24-hour music network featuring the greatest artists of all time, irrespective of genre or era. The Company anticipates that The Tube Music Network will reach penetration of approximately 23 million homes by the end of 2006. The Tube Music Network currently reaches approximately 15 million homes. The Tube is the only all-music network on television and will not air any game shows, awards shows, reality shows or news shows.

On November 30, 2006, Sinclair notified the Company that Sinclair was terminating, effective December 30, 2006, the Affiliation Agreement of March 20, 2006 as a result of the Company’s breach of its obligations under the Agreement. Sinclair currently provides service to approximately 3.1 million homes, which the Company anticipates replacing with other broadcasters. However, there can be no assurances that the Company will be successful in replacing Sinclair’s distribution channels.

In addition to anticipated revenue generated from national and local advertising, we expect to generate revenue via a direct commerce component that will enable The Tube audience to purchase the music they see and hear immediately by telephone or online. We also expect that The Tube will earn revenue through sales of music related merchandise on The Tube’s website.

The Tube is currently delivering programming to the majority of the top Designated Market Areas following its national launch in the second quarter of 2006 and can currently be seen in digital households throughout of the United States. The Company anticipates increases in household penetration will continue steadily through the fourth quarter of 2006, supported by a national media campaign utilizing marketing, promotions and public relations to reach every relevant audience for the network.  The campaign is designed to heighten awareness of the network, stimulate demand for it across the country and cultivate its image as the only network that delivers quality music and entertainment content.

Legislation recently passed by Congress requires broadcasters to end their traditional analog transmissions by February 17, 2009 and send their signals digitally.  The transition from analog to digital transmission creates extra bandwidth that enables one station to broadcast up to five separate channels or a few high-definition channels via a new technology referred to as multicasting. Approximately 80% of U.S. stations have already upgraded to digital transmission enabling them to broadcast additional channels that offer local news, sports, weather or other specialty services like The Tube. Consumers in these markets are able to receive multicast programming free, over-the-air on television sets that are enabled with digital tuners.

Current distribution was achieved through agreements with three major station groups. In April of 2005, The Tube Music Network signed an agreement with Raycom Media, Inc. and in March 2006, The Tube entered into charter affiliation agreements with Tribune Broadcasting Company and Sinclair Television Group. Sinclair Television Group is terminating its agreement with the Company effective December 31, 2006. The combined agreements, exclusive of Sinclair, will have The Tube Music Network in 8 of the top 10 and 54 of the top 100 market areas in the United States by the end of 2006.

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

AGU Music was formed to produce both studio albums and DVD concerts. It entered into several agreements for distribution and released three albums to the public in 2004. Our ability to produce new albums and DVD concerts in 2006 has been limited due to on the amount of working capital available to us (see “Liquidity and Capital Resources”) for the required marketing, promotional and other operating expenses necessary to produce recorded music projects. We did not produce any new albums and DVD concerts in 2005 due to the limited availability of working capital. In September 2006, the Company determined that the value of the contract rights were impaired and $58,400 was charged to expense to reduce the recorded value of the contract rights to zero.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial condition and operating results, specifically a working capital deficiency of approximately $16.9 million and an accumulated deficit of approximately $40.7 million at September 30, 2006, as well as a net loss of approximately $12.2 million for the nine months ended September 30, 2006, raise substantial doubt about its ability to continue as a going concern.

Restatement

The Company amended its Form 10-KSB for the year ended December 31, 2005 and intends to amend the quarterly financials included in its quarterly reports on Form 10-QSB for the quarter ended March 31, 2006 and for the quarter ended June 30, 2006 to reflect a liability in connection with convertible promissory note and a warrant that contain an embedded derivative as of December 31, 2005. The Amendment No. 1 to its Form 10-KSB for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission on May 11, 2006 (the “Initial Filing”), was filed to reflect the restatement of the consolidated balance sheet at December 31, 2005 and the consolidated statements of operations, consolidated statements of changes in shareholders’ equity (deficiency) and consolidated statements of cash flows for the year ended December 31, 2005 and the notes related thereto, as well as corresponding changes to the discussion of the results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004, and Liquidity and Capital Resources contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations. Section 8A, Controls and Procedures was also revised. The Form 10-KSB/A amends and restates Items 6, 7 and 8A of Part ll and 13 of Part I of the Initial Filing and no other material information in the Initial Filing is amended.

The Company also restated its previously issued, September 30, 2005 condensed consolidated financial statements for matters related to the following previously reported items: discontinued operations, the issuance of stock to a former director in connection with an employment agreement and the issuance of stock in connection with the settlement of a dispute.

Results of Operations for the Three Months ended September 30, 2006 and 2005

We have recorded revenues of $1,558 for the three months ended September 30, 2006 compared with approximately $76,670 in net revenues for the three months ended September 30, 2005. During the three months ended September 30, 2005, the Company generated revenue primarily from its record label subsidiary. During the three months ended September 30, 2006, the Company generated $1,558 of revenue from e-commerce sales and no revenues from its record label subsidiary or music network subsidiary. During the three months ended September 30, 2005 approximately $17,410 of revenues were generated by the discontinued operations of AGU Studios. During the three months ended September 30, 2005, AGU Music had revenue of $76,670 and the gross profit from discontinued operations was $17,410 during the period.

Operating expenses from continuing operations were $9.8 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, the majority of which was general and administrative expenses. General and administrative expenses were $5.8 million for the three months ended September 30, 2006, compared with $1.3 million for the three months ended September 30, 2005. The increase reflects increases in affiliation agreement fees, amortization of intangible assets, bad debt expense, stock compensation to directors and stock options to officers, employees and consultants. Legal and professional expenses were $353,000 and $285,000, for the three months ended September 30, 2006 and September 30, 2005, respectively. The increase reflects increased compliance cost for SEC filings, legal costs and auditing expenses. Thus far in 2006 our liquidity constraints have limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete another substantial debt or equity offering.

Our operating loss from continuing operations for the three months ended September 30, 2006 was $9.8 million compared to the operating loss of $1.8 million for the three months ended September 30, 2005. The increase was based in part on increases in affiliation agreement fees, amortization of intangible assets, impairment of intangible assets, bad debt expense, stock compensation to directors and stock options to officers, employees and consultants.

Our operating loss from discontinued operations for the three months ended September 30, 2006 was zero compared to the operating loss of $190,000 for the three months ended September 30, 2005.

Interest expense in the three months ended September 30, 2006 was $759,000 compared to $2.2 million in 2005, and includes $189,000 for the reduction of debt discounts and $234,000 for the accretion of warrants and beneficial conversion feature of the April 21, 2006 convertible notes payable, compared with $1.9 million of debt discount expense in the three months ended September 30, 2005. Interest expense decreased primarily due to the level of indebtedness in the third quarter of 2006 compared to the third quarter of 2005.

The loss on the fair value adjustment to embedded derivatives was $1.6 million for the three months ended September 30, 2006 compared to zero in 2005. This loss resulted from the valuation of the warrants and the beneficial conversion feature of convertible notes payable issued April 21, 2006 and August 14, 2006 and warrants and the perpetual option to purchase shares by Mitchell Entertainment, Inc.

We have reported a net loss for the three months ended September 30, 2006, of $12.2 million compared to the net loss of $4.2 million reported for the three months ended September 30, 2005, primarily due to higher affiliation agreement fees, amortization of intangible assets, impairment of intangible assets, bad debt expense, stock compensation to directors and stock options to officers, employees and consultants and the loss on the embedded derivative within the convertible notes and warrants offset by lower interest expense.

Results of Operations for the Nine Months ended September 30, 2006 and 2005

We have recorded revenues of $1,558 for the nine months ended September 30, 2006 compared the approximately $253,000 in net revenues for the nine months ended September 30, 2005. During the first nine months of 2005, the Company generated revenue primarily from its record label subsidiary. During the first nine months of 2006, the Company did not generate any revenue from its record label subsidiary but did generate $1,558 from e-commerce sales.

Operating expenses from continuing operations were $14.6 million and $8.6 million in the nine months ended September 30, 2006 and 2005, respectively, the majority of which was general and administrative expenses. General and administrative expenses were $8.7 million for the nine months ended September 30, 2006, compared with $7.1 for the nine months ended September 30, 2005. The increase reflects increases in affiliation agreement fees, amortization of intangible assets, impairment of intangible assets, bad debt expense, stock compensation to directors and stock options to officers, employees and consultants. Legal and professional expenses were $1.4 million and $1.0 million, for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase reflects increased compliance cost for SEC filings, legal costs in connection with the two charter affiliation agreements entered into during the first quarter of 2006 and auditing expenses. Thus far in 2006 our liquidity constraints have limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete another substantial debt or equity offering.

Our operating loss from continuing operations for the nine months ended September 30, 2006 was $14.6 million compared to the operating loss of $8.4 million reported for the nine months ended September 30, 2005. The increase was based in part on increases in affiliation agreement fees, amortization of intangible assets, impairment of intangible assets, stock compensation to directors and stock options to officers, employees and consultants offset by decreases of $1.2 million of expense in connection with a the settlement of a dispute, and $1.1 million compensation expense in the first quarter of 2005 to a director.

Our operating loss from discontinued operations for the nine months ended September 30, 2006 was zero compared to the operating loss of $513,000 for the nine months ended September 30, 2005.

Interest expense in the nine months ended September 30, 2006 was $2.0 million compared to $5.0 million in 2005, and includes $938,000 for the reduction of debt discounts and $234,000 for the accretion of warrants and beneficial conversion feature of the April 21, 2006 convertible notes payable, compared with debt discount expense of $4.2 million in the nine months ended September 30, 2005. Interest expense decreased primarily due to the level of indebtedness in the first nine months of 2006 compared to the first nine months of 2005.

The gain on the fair value adjustment to embedded derivatives was $4.4 millions for the nine months ended September 30, 2006 compared to zero in 2005. This gain resulted from the valuation of the warrants and the beneficial conversion feature of convertible notes payable issued April 21, 2006 and August 14, 2006 and warrants and the perpetual option to purchase shares by Mitchell Entertainment, Inc. as calculated by an independent valuation firm.

We have reported a net loss for the nine months ended September 30, 2006, of $12.2 million compared to the net loss of $13.9 million reported for the nine months ended September 30, 2005, primarily due to increases in affiliation agreement fees, amortization of intangible assets, bad debt expense, stock compensation to directors and stock options to officers, employees and consultants offset by decreases in interest expense and a gain from fair value adjustment to embedded derivatives.

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

As a company that has recently emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the full national launch of The Tube in the fourth quarter of 2006 and in 2007. In the nine months ended September 30, 2006, we had $1,558 of revenues to report, compared with $253,000 and in net revenues for the nine months ended September 30, 2005. We also reported a net loss of approximately $12.2 million for the nine months ended September 30, 2006 compared to a net loss of $13.9 million reported for the nine months ended September 30, 2005. Our financial condition and operating results, specifically a working capital deficiency of approximately $17.0 million, an accumulated deficit of approximately $40.7 million, and net cash used in operations of approximately $3.5 million during the nine months ended September 30, 2006, raise substantial doubt about our ability to continue to operate as a going concern. Because of losses incurred by us to date, our general financial condition and our continuing liquidity issues, our independent registered public accounting firm inserted a going concern qualification in their audit report for the most recent fiscal year that raises substantial doubt about our ability to continue as a going concern.

Since May 20, 2003, our inception, we have financed our operations through numerous debt and equity issuances from 2003 through the third quarter of 2006, we issued an aggregate principal amount of approximately $15.7 million of promissory notes, convertible notes or debentures, approximately $3.3 million of which plus accrued interest, were subsequently converted into 1,191,960 shares of common stock of the Company and approximately $3.3 million was repaid in 2005. On September 11, 2006, Galt Financial Corporation converted its $500,000 convertible promissory note into 500,000 shares of common stock of the Company at $1.00 per share according to the terms of the note. Approximately $1.3 million of the remaining convertible promissory notes mature in the fourth quarter of 2006. Interest on the convertible and promissory notes are payable quarterly at a rate of 10%, other than the convertible notes issued on April 21, 2006 and August 14, 2006. As of September 30, 2006, all accrued interest on the notes has been paid. While these notes are convertible into shares of our common stock at a conversion price between $2.00 and $3.00 per share, there can be no assurances that these notes will be converted prior to their becoming due. We currently do not have the financial resources to repay these promissory notes without additional financing.

On May 5, 2005 we entered into a settlement agreement, effective April 15, 2005, with the holders of the ARK 21 Notes, who are significant stockholders of the Company. Under the terms of the settlement agreement, the ARK 21 notes were cancelled and were replaced with new notes containing the same terms and conditions as the old notes, except that the new notes had a beginning principal balance of $345,806. The Company did not make any of the required payments under the new notes. The stockholders filed suit and commenced litigation in the State of Florida and on January 16, 2006. The Company and the stockholders reached an agreement that required the immediate payment of $175,000 to the stockholders, and a subsequent payment of $125,000. On February 15, 2006 we paid the settlement amount in full, plus an additional $10,000 as consideration for the delayed payment.

At September 30, 2006, payments required under our known contractual obligations over the next three years are as follows:

	2006	2007	2008	Total
Principal on notes payable	$3,413,150	$3,281,387	$1,054,446	$7,748,983
Operating leases	11,232	—	—	11,232
Capital leases	544	408	—	952
	$3,424,926	$3,281,795	$1,054,446	$7,761,167

On March 31, 2006, we entered into agreements with two individuals (the “Lenders”), pursuant to which the Lenders agreed to loan an aggregate amount of $800,000 (the “Bridge Loan”) to us. In connection with the Bridge Loan, the Company issued two promissory Bridge Notes (the “Bridge Notes”), in the aggregate principal amount of $800,000, to the Lenders, both of who are accredited investors. Pursuant to the terms of the Bridge Notes, the Bridge Loan would accrue interest at the rate of four percent per year, and the principal and interest on the Bridge Notes would be due on March 31, 2007. The payments due under the Bridge Notes would be accelerated as follows: (i) in the event the Company closes a round of financing of not less than $2.0 million and not more than $2.49 million prior to March 31, 2007, the Company would pay each Lender an amount equal to $320,000; and (ii) in the event the Company closes a round of financing equal to or greater than $2.5 million prior to March 31, 2007, the Company would pay each Lender the total amount due under each Note. Upon the occurrence of an event of default under the Bridge Notes, (i) the entire unpaid balance of the principal and any interest on the Bridge Notes would bear interest at the rate of 12% per year; and (ii) the holders of the Bridge Notes may, without notice and at their option, accelerate the maturity of the Bridge Notes and cause the entire unpaid balance and any interest on the Bridge Notes to be immediately due and payable. An event of default under the Bridge Notes occurs upon (i) the Company’s failure to timely pay any amount due under the Bridge Notes; (ii) the institution of any bankruptcy, reorganization, insolvency, liquidation or other proceeding for relief by or against the Company, and if instituted against the Company, the Company consents to any such proceeding or such proceeding is not dismissed within 90 calendar days; and (iii) any breach by the Company of the terms of the Bridge Notes that remains uncured for more than five days after receipt of written notice of such breach. The Bridge Loan was repaid with the proceeds of the sale of securities on April 21, 2006, as described below.

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

On April 27, 2006, we repaid $182,818 on promissory notes payable to one of our stockholders and the principal of Galt Financial Services, plus $56,752 in interest on such notes, which included $37,534 in interest payable on the note issued on September 15, 2004 to the Galt Financial Corporation. On September 11, 2006, Galt Financial Services converted a $500,000 note into shares of the Company’s stock at $1.00 per share.

Cash used in operations for the nine months ended September 30, 2006 was $3.5 million, which was primarily the result of our accumulated deficit of $40.6 million as of September 30, 2006, partially offset by increases to accounts payable and accrued expenses, non cash expenses and the issuance of common stock in exchange for services. We expect to continue to generate negative cash flows from operations until such time as we can complete a substantial debt or equity offering and fully launch The Tube nationally, which we currently expect will be the fourth quarter of 2006 and 2007. There can be no assurances that we will be successful in launching The Tube in this timeframe.

Cash used in investing activities for the three months ended September 30, 2006 amounted to $663,000 and was attributable primarily capital expenditures. Capital expenditures in the remainder of 2006 will depend largely upon our ability to raise additional capital; however, our business plan currently assumes minimal capital expenditures over the balance of fiscal 2006.

We received cash provided by financing activities during the first nine months of 2006 in the amount of $3.8 million which was mainly comprised of convertible notes issued as described above and the Bridge Loan and the Private Placements of April 21, 2006 and August 14, 2006 as discussed above and loans from the Company’s chief executive officer and director and a director aggregating $160,000.

During 2004, 2005 and 2006, we did not remit our payroll taxes timely due to liquidity issues. We have recorded a liability for the 2004 unpaid payroll taxes in the amount of $45,147 and the expected interest and penalties for 2004 in the amount of $37,125. In 2005 all of the payroll taxes have been paid with the exception of $157,936.  We have recorded this amount as a liability, and an estimate of the expected interest and penalties in respect of the late taxes for 2005, in the amount of $171,479. The Company paid its payroll taxes for the first quarter of 2006 late and has recorded a liability of $16,082 for estimated interest and penalties as of September 30, 2006. The Company has not paid its payroll taxes of $180,106 for the second quarter of 2006 and has recorded a liability of $27,444 for estimated interest and penalties as of September 30, 2006. The Company has not paid its payroll taxes of $202,181 for the third quarter of 2006 and has recorded a liability of $7,644 for estimated interest and penalties as of September 30, 2006.

Total unpaid payroll taxes and estimated interest and penalties aggregate $845,144 at September 30, 2006. We believe the amounts for unpaid payroll taxes and related estimated interest and penalties reserved are adequate in all material respects.

We have experienced liquidity issues since our inception due primarily to our limited ability, to date, to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future. At September 30, 2006, we had $7.7 million of promissory notes and convertible notes outstanding. If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

As a result of our significant liquidity issues experienced in the quarter ended September 30, 2006, we have experienced delays in the repayment of certain promissory notes upon maturity and payments to vendors, employees and others. However, certain holders of our promissory notes agreed in 2005 and in October and November 2006 to extend the due dates on their promissory notes. If in the future, the holders of our promissory notes may demand repayment of principal and accrued interest instead of electing to extend the due date and if we are unable to repay our debt when due because of our liquidity issues, we may be forced to refinance these notes on terms less favorable to us than the existing notes, seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

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

In an action initiated by Michael Jay Solomon (“Solomon”) in the United States District Court for the South District of Florida - Fort Lauderdale Division on November 29, 2005 against the Company for breach of contract, Solomon asserts that the Company failed to pay him approximately $100,000 in connection with his resignation from the Company, $50,000 of which was alleged to be an agreed upon sum plus $50,000 for asserted reimbursements. In June, 2006, the Company and Solomon entered into a settlement and mutual release with the Company paying Solomon $75,000 in equal monthly payments of approximately $10,714 June through December, 2006.

An action was initiated by Lalah Hathaway against MB Recordings, Inc. d/b/a Mesa Blue Moon, ARK 21 Records, LP and AGU Music in Superior Court of the State of California, County of Los Angeles County - Central Division naming the Company as a defendant in the action as a result of an alleged agreement between MB Recordings and AGU Music, for which Hathaway asserts AGU Music is liable for her damages caused by MB Recordings. MB Recording, Inc. has also filed a cross-claim against AGU Music and the Company in connection with an alleged agreement between the Company and MB Recordings. The Company participated in a one day mediation session in September 2006 and is continuing to negotiate on this matter. The parties, Lalah Hathaway, MB Recordings, Inc. d/b/a Mesa Blue Moon and AGU Music have agreed upon a mediation recommendation and will submit the recommendation to ARK 21 Records, LP for consideration. The Company believes that it has no significant dollar exposure in this matter.

On August 11, 2006, the Company received a complaint filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, by Titan Global Entertainment, Inc. on July 7, 2006 alleging breach of contract and unjust enrichment from the Company’s sale of its building at 3200 W. Oakland Park Blvd. In Lauderdale Lakes, Florida in 2005 and violation of a Letter of Understanding of July 8, 2004 and a Non-Disclosure, Confidentiality and Non-Circumvent Agreement of July 8, 2004. The Complaint states damages in excess of $15,000. The complaint was voluntarily dismissed on September 8, 2006 by the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

On August 15, 2006, a compliant was filed by Robert Half International, Inc. against the Company for unpaid fees in the County Court for Broward County, Florida Civil Division for damages exceeding $5,000 but not exceeding $15,000, exclusive of court costs and attorney’s fees. The Company is working on negotiating a payment plan for the amount owed.

On June 19, 2006, the Company entered into a Settlement Agreement with Ralph Tashjian, an employee of the Company. Upon execution of the Settlement Agreement his employment contract terminated. Pursuant to the Settlement Agreement, the Company agreed to pay $50,000 to Mr. Tashjian and issue to Mr. Tashjian 50,000 shares of common stock of the Company. Additionally, the Company will reimburse Mr. Tashjian for outstanding expenses incurred by him in the years 2004 and 2005. The amount of reimbursement will be agreed upon by Mr. Tashjian and the Company pending good faith inspections of receipts, expense reports and other accounting information, except that the amount will not be less than $2,159. Upon full payment, the Company and Mr. Tashjian will executive general releases. All amounts owed under the Settlement Agreement have been recorded as liabilities and charged to expense as of June 30, 2006. On September 11, 2006 Ralph Tashjian filed a complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against the Company for non-payment of the cash payment and certain expenses as provided for in the Settlement Agreement of June 19, 2006. On November 21, 2006, the Company entered into an agreement with Mr. Tashjian to work on resolving the matter by December 15, 2006. Under the agreement the Company paid Mr. Tashjian $5,000, assigned monies to Mr. Tashjian owing from Sanctuary Records Group, granted Mr. Tashjain the exclusive license to manufacture and sell certain the master recordings and granted representatives of Mesa Bluemoon Records, Inc. to act as the Company’s representative in mediation sessions in the Hathaway Litigation (see above).

On June 20, 2006, the Company entered into a Settlement Agreement with George Nauful, an employee of the Company. Upon execution of the Settlement Agreement his employment contract terminated. Pursuant to the Settlement Agreement, the Company agreed to pay $50,000 to Mr. Nauful and issue to Mr. Tashjian 50,000 shares of common stock of the Company. Additionally, the Company will reimburse Mr. Nauful for outstanding expenses incurred by him in the years 2004 and 2005. The amount of reimbursement will be agreed upon by Mr. Nauful and the Company pending good faith inspections of receipts, expense reports and other accounting information, except that the amount will not be less than $4,870. Upon full payment, the Company and Mr. Nauful will executive general releases. All amounts owed under the Settlement Agreement have been recorded as liabilities and charged to expense as of June 30, 2006. On September 11, 2006 George Nauful filed a complaint in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against the Company for non-payment of the cash payment and certain expenses as provided for in the Settlement Agreement of June 19, 2006. The Company is in process o responding to this complaint. On November 21, 2006, the Company has negotiated with Mr. Nauful and entered into an agreement with Mr. Nauful to work on resolving the matter by December 15, 2006. Under the agreement the Company paid Mr. Nauful $5,000, assigned monies to Mr. Nauful owing from Sanctuary Records Group, granted Mr. Nauful the exclusive license to manufacture and sell certain the master recordings and granted representatives of Mesa Bluemoon Records, Inc. to act as the Company’s representative in mediation sessions in the Hathaway Litigation (see above).

On September 22, 2006, Central Square Tarragon, LLC filed a complaint in the Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida against the Company claiming damages in excess of $15,000 exclusive of interest and attorney’s fees and costs for certain utility costs aggregating $32,924. On November 22, 2006, the court granted summary final judgment to Central Square Tarragon, LLC.

The Company was in a pending arbitration hearing with Financial Dynamics Business Communications claiming in excess of $100,000 relating to a February 8, 2005 agreement to provide financial public relations services. The arbitration hearing was suspended October 6, 2006 when the Company made a settlement offer and Financial Dynamics entered settlement negotiations.

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

On July 26, 2006, the Company’s Board of Directors approved the issuance of 3.5 million shares to three directors as compensation for services and approved that 3.5 million shares of common stock be reserved on the Company’s records.

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

On August 14, 2006, The Tube Media Corp. (the “Company”) entered into a subscription agreement (“Subscription Agreement”) with accredited investors (“Investors”) to complete a private placement (the “Private Placement”) of $990,000 in aggregate principal amount of securities. Pursuant to the terms of the Subscription Agreement, the Company sold convertible notes in the aggregate principal amount of $990,000 (the “Notes”) and issued common stock purchase warrants to purchase an aggregate of 385,714 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $2.25 per share (the “Warrants”) to the Investors. The Company received cash proceeds from the issuance of the Notes of $900,000 of which $500,000 was deposited on August 14, 2006 and the remaining $400,000 was deposited on August 17, 2006. The Notes and Warrants were issued on August 17, 2006. Palladium Capital Advisors LLC acted as placement agent on this transaction.

Pursuant to the terms of the Notes, the Company is required to make a single payment of principal on December 17, 2006. Any outstanding and unpaid principal and interest due under the Notes is convertible into shares of Common Stock at a conversion price of the lesser of (i) $2.25 per share, or (ii) fifty percent of the average of the closing bid prices of the Common Stock for the five trading days preceding but not including each conversion date, from and after the occurrence of an event of default (as described below) until the Notes are paid in full. The conversion price is subject to adjustments for stock splits, stock dividends, mergers, reorganizations and asset sales. In addition, if the Company issues or sells any shares of Common Stock for a price per share that is less than the applicable conversion price of the Notes, the conversion price of the Notes will be reduced to such price. The conversion price of the Notes will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for Common Stock in an issuance that is not specifically exempt by the terms of the Notes. The number of shares that may be acquired by a holder of the Notes upon conversion of the principal or interest due under the Notes is limited such that the total number of shares of Common Stock beneficially owned by such holder does not exceed 4.99% (or 9.99% upon written notice to the Company by such holder) of the total number of issued and outstanding shares of Common Stock.

Upon the occurrence of an event of default, the Notes will bear interest at the rate of 15% per annum, and a holder thereof shall have the right to convert the principal and any interest due under a Note into shares of Common Stock at the conversion price, subject to adjustment as described in the immediately preceding paragraph.

An event of default under the Notes occurs upon (i) the Company’s failure to pay any installment of principal, interest or other sum due under the Notes within ten days after the due date; (ii) the Company breaching any material covenant or other material term or condition of the Subscription Agreement or the Note after a 10 day cure period, (iii) any material representation or warranty of the Company becoming false or misleading in any material respect which results in a material adverse effect on the Company; (iv) the making of any assignment for the benefit of the Company’s creditors, the appointment of a receiver or trustee for the Company or for a substantial part of its property or business or the application for, or consent to, such an appointment by the Company; (v) the entering or filing of any money judgment, writ or similar final process against the Company or any of its property or other assets for more than $1,000,000, if such final process remains unvacated, unbonded or unstayed for a period of 45 days; (vi) the institution by or against the Company of any bankruptcy, insolvency, reorganization or other liquidation proceedings under any law, or the issuance of any notice in relation to such event for the relief of debtors and the failure of such proceeding to be dismissed within 45 days in the case of proceedings instituted against the Company; (vii) the delisting of the Common Stock from the principal trading exchange or market for the Common Stock, the failure of the Company to comply with the requirements for continued listing on such market for a period of 7 consecutive trading days or the Company’s receipt of notification from such market that it is not in compliance with the conditions for continued listing on such market; (viii) the Company’s default under any one or more obligations in an aggregate monetary amount in excess of $100,000 for more than 20 days after the due date unless the Company is contesting the validity of such obligation in good faith; (ix) the issuance by the Securities and Exchange Commission (the “SEC”) or a court of a stop trade order with respect to the Common Stock or the suspension of the Common Stock from trading on its principal trading or exchange market for 5 or more consecutive trading days; (x) the Company’s failure to timely deliver Common Stock or a replacement Note to a holder of Notes; (xi) the Company’s failure to timely effect, file or have declared effective the registration of the Common Stock in connection with an event of default; (xii) the Company’s failure to reserve sufficient Common Stock for issuance upon conversion of the principal and interest due under the Notes; and (xiii) the Company’s default of a material term, covenant, warranty or undertaking of any other agreement to which the Company and the Investors are parties, or the occurrence of a material event of default under any such other agreement which is not cured after any required notice and/or cure period is given.

The Warrants may be exercised for Common Stock on or before August 17, 2011. The Warrants are exercisable for shares of Common Stock at an exercise price of $2.25 per share, subject to adjustments for reorganization, consolidation, merger, asset sales, stock splits and stock dividends, or through a “cashless exercise” provision contained in the Warrants. In addition, if the Company issues or sells any shares of Common Stock for a price per share that is less than the applicable exercise price of the Warrants, the exercise price of the Warrants will be reduced to such lower price. The exercise price of the Warrants will also be adjusted if the Company issues, sells or grants any stock or other securities convertible into or exchangeable for Common Stock in an issuance that is not specifically exempt by the terms of the Warrants. Upon an event of default under the Notes, the exercise price of the Warrants will be reduced and the number of shares of Common Stock which may be purchased by a holder thereof will be increased. The accounting for the warrants was determined under the guidance of SFAS 133. Accordingly, the warrants, valued at $194,979, are treated as derivatives and classified as a liability on August 14, 2006. The warrants are recorded at a fair value, based on the Black-Scholes pricing model, and revalued each reporting period with the change in fair value recorded as other income/(expense).

The Subscription Agreement provides that, for a period commencing 121 days after the occurrence of an event of default, but not later than 2 years after the closing of the Private Placement, upon a written request from any record holder or holders of more than 50% of the Common Stock issued and issuable upon conversion of any outstanding and unpaid principal and interest due under the Notes and outstanding Common Stock issued upon conversion of the Warrants, the Company is obligated to file a registration statement with the SEC registering 200% of the shares of Common Stock issuable upon the conversion of any of the outstanding and unpaid principal and interest due under the Notes and 133% of the shares of Common Stock issuable upon the exercise of the Warrants (such securities referred to as the registerable securities). This demand registration right may be exercised only once. In addition, if at any time the Company proposes to register any of its securities for sale to the public, the Company is obligated to include any of the registerable securities, not previously registered, in the securities to be covered by the Company’s registration statement. The Company must also file with the SEC a Form SB-2 registration statement within 45 calendar days after the occurrence of an event of default and cause the registration statement to be declared effective within 150 calendar days after such event. Pursuant to the Subscription Agreement, subject to customary exceptions, if the Company proposes to register any of its securities, the Company, upon request by the holders of registerable securities, will cause such registerable securities to be included by the proposed registration statement.

If (A) the registration statement is not filed on or before 45 calendar days after an event of default (referred to as the filing date), (B) the registration statement is not declared effective on or before 150 calendar days after the occurrence of an event of default (referred to as the effective date), (C) the registration statement is not declared effective due to the action or inaction of the Company within three (3) business days after receipt by the Company or its attorneys of a communication from the SEC that the registration statement will not be reviewed or that the SEC has no further comments, (D) the registration statement in connection with a default registration or a public sale is not filed within 60 days, or is not declared effective within 120 days, in each case, after written request for registration of the registerable securities has been made, or (E) any registration statement is filed and declared effective but thereafter ceases to be effective without being succeeded within 15 business days by an effective replacement or an amended registration statement or for a period of time which exceeds 30 days in the aggregate per year, then the Company must deliver to any holder of registerable securities covered or intended to be covered by such registration statement an amount equal to two percent (2%) of the aggregate unconverted subscription amount paid by such holder for each 30 days or part thereof that such holder’s shares of Common Stock remain unregistered.

The Subscription Agreement also provides for the mandatory redemption of the Notes at an Investor’s election upon certain circumstances. In particular, in the event (i) the Company is prohibited from issuing Common Stock upon conversion of any outstanding and unpaid principal and interest due under the Notes, (ii) the Company fails to timely deliver shares of Common Stock, or (iii) any other event of default, a change in control, or the liquidation, dissolution or winding up of the Company occurs and, in each case of (i) - (iii) above, such event continues for more than 20 days, then at the Investor’s election, the Company must pay to the Investors a sum of money determined by multiplying the outstanding principal amount of the Note designated by the Investor by 120%, together with accrued but unpaid interest thereon.

In addition, pursuant to a “buy-in” provision, if the Company fails to deliver to an Investor on the delivery date the shares of Common Stock issuable upon the conversion of outstanding and unpaid principal and interest due under a Note held by such Investor and, if after, 7 business days from the delivery date, the Investor purchases shares of Common Stock in connection with a sale by such Investor of the Common Stock which the Investor was entitled to receive upon conversion of the outstanding and unpaid principal and interest due under the Note, then the Company must pay the Investor in cash the amount by which (A) the Investor’s total purchase price for the shares of Common Stock so purchased exceeds (B) the aggregate principal and/or interest amount of the Note for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

The Subscription Agreement prohibits the Company from issuing, entering into an agreement to issue, or modifying any existing agreement with respect to the issuance of, equity, convertible debt or other securities convertible into Common Stock or equity of the Company without the prior written consent of the Investors except in the case of certain excepted issuances. The Subscription Agreement further provides that upon an event of default, the Company will not and will not permit its subsidiaries to (i) incur additional indebtedness unless otherwise permitted under the Subscription Agreement; (ii) amend its organizational documents in a manner that would adversely affect any rights of the Investors; (iii) repay, repurchase or offer to repay, repurchase or otherwise acquire or make any dividend or distribution in respect of any of its Common Stock, preferred stock or other equity securities other than to the extent permitted or required under the Subscription Agreement, the Notes, the Warrants or an escrow agreement; (iv) prepay any financing related or other outstanding debt obligations; or (v) engage in any transactions with any officer, director, employee or any affiliate of the Company in excess of $10,000 other than (X) for payment of salary or consulting fees for services rendered, (Y) reimbursement for expenses incurred on behalf of the Company and (Z) for other employee benefits.

The Subscription Agreement provides that if, at any time while the Notes or Warrants are outstanding, the Company shall offer, issue or agree to issue any Common Stock or securities convertible into or exercisable for shares of Common Stock, other than those specifically exempt by the terms of the Subscription Agreement, at a price per share less than the conversion or exercise price, then the Company must issue additional shares to each Investor so that the average per share purchase price of the shares of Common Stock issued to the Investors is equal to such other lower price per share and the conversion and exercise price shall be automatically adjusted as provided in the Notes and Warrants.

On August 8, 2006, the Company issued 1,100,000 shares of common stock pursuant to a Charter Affiliation Agreement (see Notes 2 and 5) for the launching of The Tube into various markets. These shares were valued at $1.77 per share, which was the closing price for the common stock on August 8, 2006. Additionally, the Company issued warrants to purchase 1,350,000 shares of common stock of the Company in connection with the charter affiliation agreements, which were valued at fair value using the Black-Scholes option pricing model.

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

Subsequent to September 30, 2006 through December 8, 2006, the Company became delinquent in the payment of principal on sixteen convertible notes aggregating $397,000. The Company is attempting to raise funds to pay the notes and working with the note holders to modify the terms of the notes.

A principal payment of $136,111 due on November 21, 2006 on the $2.45 million of convertible notes payment of April 21, 2006 is delinquent. The Company is attempting to raise funds to pay these amounts and working with the note holders to modify the terms of the notes. The notes contain various default provisions if the Company is deemed to be in default.

The convertible notes of August 14, 2006 mature December 14, 2006 with principal payments aggregating $990,000 being due December 14, 2006 which the Company did not pay at that time. The notes contain various default provisions if the Company is deemed to be in default. The Company is attempting to raise funds to pay these amounts and working with the note holders to modify the terms of the notes. The Company has notified the noteholders and requested a 15 day forbearance period. There has been no response to date from the noteholders.

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

Number	Title

3.1	Amended and Restated Bylaws of the Company.

4.1	Form of Convertible Notes, dated August 17, 2006, issued by The Tube Media Corp.

4.2	Form of Common Stock Purchase Warrants, dated August 17, 2006, issued by The Tube Media Corp.

10.1	Subscription Agreement, dated as of August 14, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto.

10.2	Convertible Note dated September 20, 2006 from the Company issued to D. Patrick LaPlatney

99.1	Press Release dated July 31, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Tube Media Corp.

Date: December 20, 2006	/s/ Celestine F. Spoden
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

Number	Title

3.1	Amended and Restated Bylaws of the Company.

4.1	Form of Convertible Notes, dated August 17, 2006, issued by The Tube Media Corp.

4.2	Form of Common Stock Purchase Warrants, dated August 17, 2006, issued by The Tube Media Corp.

10.1	Subscription Agreement, dated as of August 14, 2006, by and between The Tube Media Corp. and the investors listed on the signature pages thereto.

10.2	Convertible Note dated September 20, 2006 from the Company issued to D. Patrick LaPlatney

99.1	Press Release dated July 31, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Section 906 Certification